Form 10-K
J.P. Morgan Chase Commercial Mortgage Securities Trust 2011-C5
filed 2012-03-29
CIK 1529658

UNITED STATES
                     SECURITIES AND EXCHANGE COMMISSION
                            WASHINGTON, D.C. 20549

                                  FORM 10-K


  (Mark one)

  /X/ ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES
      EXCHANGE ACT OF 1934
      For the fiscal year ended December 31, 2011

      OR


  / / TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES
      EXCHANGE ACT OF 1934
      For the transition period from ____________ to ____________



      Commission file number: 333-165147-01

      J.P. Morgan Chase Commercial Mortgage Securities Trust 2011-C5 (exact name of issuing entity as specified in its charter)

      J.P. Morgan Chase Commercial Mortgage Securities Corp.
      (exact name of the depositor as specified in its charter)

      JPMorgan Chase Bank, National Association
      (exact name of the sponsor as specified in its charter)



  New York                                38-3851352
  (State or other jurisdiction of         38-3851353
  incorporation or organization)          38-7003224
                                          (I.R.S. Employer
                                          Identification No.)


   c/o Wells Fargo Bank, N.A.
   9062 Old Annapolis Road
   Columbia, MD                                 21045
  (Address of principal executive               (Zip Code)
  offices)


 Telephone number, including area code: (410) 884-2000




  Securities registered pursuant to Section 12(b) of the Act:

    NONE.



  Securities registered pursuant to Section 12(g) of the Act:

    NONE.



  Indicate by check mark if the registrant is a well-known seasoned issuer, as defined in Rule 405 of the Securities Act.

    Yes ___     No  X



  Indicate by check mark if the registrant is not required to file reports pursuant to Section 13 or Section 15(d) of the Act.

    Yes ___     No  X



  Note - Checking the box above will not relieve any registrant required to file reports pursuant to Section 13 or 15(d) of the Exchange Act from their obligations under those Sections.


  Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.

    Yes  X      No ___



  Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (Section 232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files).

    Not applicable.



  Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K (Section 229.405 of this chapter) is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K.

    Not applicable.



  Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company. See the definitions of "large accelerated filer", "accelerated filer" and "smaller reporting company" in Rule 12b-2 of the Exchange Act.

   Large accelerated filer ___
   Accelerated filer ___
   Non-accelerated filer X (Do not check if a smaller reporting company) Smaller reporting company ___

  Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act).

    Yes ___     No  X



  State the aggregate market value of the voting and non-voting common equity held by non-affiliates computed by reference to the price at which the common equity was last sold, or the average bid and asked price of such common equity, as of the last business day of the registrant's most recently completed second fiscal quarter.

    Not applicable.



  Indicate by check mark whether the registrant has filed all documents and reports required to be filed by Section 12, 13 or 15(d) of the Securities Exchange Act of 1934 subsequent to the distribution of securities under a plan confirmed by a court.

    Not applicable.



  Indicate the number of shares outstanding of each of the registrant's classes of common stock, as of the latest practicable date.

    Not applicable.



  DOCUMENTS INCORPORATED BY REFERENCE

  List hereunder the following documents if incorporated by reference and the Part of the Form 10-K (e.g., Part I, Part II, etc.) into which the document is incorporated: (1)Any annual report to security holders; (2) Any proxy or information statement; and (3)Any prospectus filed pursuant to Rule 424(b) or (c) under the Securities Act of 1933. The listed documents should be clearly described for identification purposes (e.g., annual report to security holders for fiscal year ended December 24, 1980).

    Not applicable.





                                     PART I

  Item 1.      Business.

               Omitted.


  Item 1A.     Risk Factors.

               Omitted.


  Item 1B.     Unresolved Staff Comments.

               None.


  Item 2.      Properties.

               Omitted.


  Item 3.      Legal Proceedings.

               Omitted.


  Item 4.      Mine Safety Disclosures.

               Omitted.




                                     PART II

  Item 5. Market for Registrant's Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities.

               Omitted.


  Item 6.      Selected Financial Data.

               Omitted.


  Item 7. Management's Discussion and Analysis of Financial Condition and Results of Operations.

               Omitted.


  Item 7A.     Quantitative and Qualitative Disclosures About Market Risk.

               Omitted.


  Item 8.      Financial Statements and Supplementary Data.

               Omitted.


  Item 9. Changes in and Disagreements With Accountants on Accounting and Financial Disclosure.

               Omitted.


  Item 9A.     Controls and Procedures.

               Omitted.


  Item 9A(T).  Controls and Procedures.

               Omitted.


  Item 9B.     Other Information.

               None.




                                    PART III

  Item 10.     Directors, Executive Officers and Corporate Governance.

               Omitted.


  Item 11.     Executive Compensation.

               Omitted.


  Item 12. Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters.

               Omitted.


  Item 13. Certain Relationships and Related Transactions, and Director Independence.

               Omitted.


  Item 14.     Principal Accounting Fees and Services.

               Omitted.




  ADDITIONAL DISCLOSURE ITEMS FOR REGULATION AB


Item 1112(b) of Regulation AB, Significant Obligor Financial Information.

The InterContinental Hotel Chicago mortgage loan constitutes a significant obligor within the meaning of Item 1101(k)(2) of Regulation AB, as disclosed in the Prospectus Supplement filed with the SEC on September 26, 2011. In accordance with Item 1112(b) of Regulation AB, the unaudited net operating income of the significant obligor for the 2011 calendar year is $14,115,708 (after taking a deduction for furniture, fixtures and equipment reserves).

SunTrust Bank, the Lessee at the mortgaged properties that secure the SunTrust Bank Portfolio I mortgage loan and the SunTrust Bank Portfolio II mortgage loan constitutes a significant obligor within the meaning of 1101(k)(2) of Regulation AB. Year-end financial information required under Item 1112(b) of Regulation AB can be found in the tables below.

SunTrust Bank
303 Peachtreet Street, Northeast
Atlanta, GA 30308
FDIC Certificate #: 867   Bank Charter Class: SM

Definition          Dollar figures in thousands            SunTrust Bank
                                                           Atlanta, GA
                                                           31-Dec-11
Income and Expense                                         (Year-to-date)

1  Number of institutions reporting                                  1
2  Total interest income                                     6,068,885
3  Total interest expense                                      866,833
4  Net interest income                                       5,202,052
5  Provision for loan and lease losses                       1,523,048
6  Total noninterest income                                  2,462,938
7  Fiduciary activities                                        292,340
8  Service charges on deposit accounts                         685,669
9  Trading account gains & fees                                196,875
10 Additional noninterest income                             1,288,054
11 Total noninterest expense                                 5,405,033
12 Salaries and employee benefits                            2,385,580
13 Premises and equipment expense                              534,892
14 Additional noninterest expense                            2,484,561
15 Pre-tax net operating income                                736,909
16 Securities gains (losses)                                    26,480
17 Applicable income taxes                                      90,419
18 Income before extraordinary items                           672,970
19 Extraordinary gains - net                                         0
20 Net income attributable to bank                             663,517
21 Net income attributable to noncontrolling interests           9,453
22 Net income attributable to bank and                         672,970
   noncontrolling interests
23 Net charge-offs                                           2,040,203
24 Cash dividends                                                    0
25 Sale, conversion, retirement of capital stock, net                0
26 Net operating income                                        649,668

   Memo:
   Interest income and expense in foreign offices
   Gross fiduciary and related services income


SunTrust Bank
303 Peachtreet Street, Northeast
Atlanta, GA 30308
FDIC Certificate #: 867   Bank Charter Class: SM

Definition          Dollar figures in thousands            SunTrust Bank
                                                           Atlanta, GA
                                                           31-Dec-11
Assets and Liabilities                                     (Year-to-date)

1  Total employees (full-time equivalent)                       27,083
2  Total assets                                            171,291,705
3  Cash and due from depository institutions                 3,690,898
4  Interest-bearing balances                                 1,567,788
5  Securities                                               25,297,587
6  Federal funds sold & reverse repurchase agreements          319,823
7  Net loans & leases                                      122,179,964
8  Loan loss allowance                                       2,455,901
9  Trading account assets                                    3,844,200
10 Bank premises and fixed assets                            1,382,678
11 Other real estate owned                                     627,467
12 Goodwill and other intangibles                            6,821,365
13 All other assets                                          7,127,723
14 Total liabilities and capital                           171,291,705
15 Total liabilities                                       150,644,309
16 Total deposits                                          129,833,181
17 Interest-bearing deposits                                94,988,059
18 Deposits held in domestic offices                       129,779,968
19 % insured                                                    83.80%
20 Federal funds purchased & repurchase agreements           1,742,552
21 Trading liabilities                                       1,408,527
22 Other borrowed funds                                     12,804,420
23 Subordinated debt                                         1,760,241
24 All other liabilities                                     3,095,388
25 Total equity capital                                     20,647,396
26 Total bank equity capital                                20,538,839
27 Perpetual preferred stock                                         0
28 Common stock                                                 21,600
29 Surplus                                                  13,233,460
30 Undivided profits                                         7,283,779
31 Noncontrolling interests in consolidated subsidiaries       108,557

   Memoranda:

32 Noncurrent loans and leases                               4,932,399
33 Noncurrent loans that are wholly or partially             1,987,032
   guaranteed by the U.S. government
34 Income earned, not collected on loans                       740,734
35 Earning assets                                          151,729,105
36 Long-term assets (5+ years)                              45,770,000
37 Average Assets, year-to-date                            166,176,298
38 Average Assets, quarterly                               168,888,876
39 Total risk weighted assets                              131,092,580
40 Adjusted average assets for leverage capital            161,372,774
   purposes
41 Life insurance assets                                       659,344
42 General account life insurance assets                       378,039
43 Separate account life insurance assets                      143,124
44 Hybrid life insurance assets                                138,181
45 Volatile liabilities                                     12,764,987
46 Insider loans                                                99,944
47 FHLB advances                                             7,027,409
48 Loans and leases held for sale                            1,949,872
49 Unused loan commitments                                  57,632,901
50 Tier 1 (core) risk-based capital                         14,026,498
51 Tier 2 risk-based capital                                 3,182,583
52 Total unused commitments                                 57,632,901
53 Derivatives                                             309,266,486
   Total assets and liabilities in foreign offices
   Restructured Loans and leases
   Past due and nonaccrual assets
   Fiduciary and related services
   Carrying amount of assets covered by FDIC loss share agreements



Item 1114(b)(2) of Regulation AB, Significant Enhancement Provider Financial Information.

No entity or group of affiliated entities provides any external credit enhancement or other support for the certificates within this transaction as described under Item 1114 (a) of Regulation AB.



Item 1115(b) of Regulation AB, Certain Derivatives Instruments (Financial Information).

No entity or group of affiliated entities provides any derivative instruments or other support for the certificates within this transaction as described under
Item 1115 of Regulation AB.



Item 1117 of Regulation AB, Legal Proceedings.

The registrant knows of no material pending legal proceedings involving the Trust and all parties related to such Trust, other than routine litigation incidental to the duties of those respective parties.



Item 1119 of Regulation AB, Affiliations and Certain Relationships and Related Transactions.

The information regarding this Item has been previously filed in a 424(b)(5) filing dated September 26, 2011.



Item 1122 of Regulation AB, Compliance with Applicable Servicing Criteria.

The reports on assessment of compliance with the servicing criteria for asset-backed securities and the related attestation reports on such assessments of compliance are attached hereto under Item 15.

The following material instance of non-compliance has been disclosed by Wells Fargo, National Association in its capacity as Trustee and Paying Agent:

Material Instances of Noncompliance by the Company

Management's assessment of compliance with the Applicable Servicing Criteria set forth by the Securities and Exchange Commission in paragraph (d) of Item 1122 of Regulation AB as of December 31, 2011 and for the Period, disclosed that material noncompliance occurred with servicing criteria 1122(d)(3)(i)(B) and 1122(d)(3)(ii), as fol1ows:

* With respect to servicing criterion 1122(d)(3)(i)(B), certain reports to investors did not provide information calculated in accordance with the terms specified in the transaction agreements.

* With respect to servicing criterion 1122(d)(3)(ii), certain amounts due to investors were not allocated and remitted in accordance with timeframes, distribution priority and other terms set forth in the transaction agreements.

Management's Discussion on Material Instances of Noncompliance by the Company

Disclosure: During the Period, (i) certain amounts allocated and remitted to investors were not calculated in accordance with the terms specified in the transaction agreements, and (ii) certain reports to investors did not provide information calculated in accordance with the terms specified in the transaction agreements with respect to waterfall calculations and/or reporting disclosures. As part of its assessment of compliance with the Applicable Servicing Criteria, Management identified that in certain instances the material noncompliance reported in Schedule A hereto was attributable to errors in the models impacting payments to investors and reporting disclosures, including those for a subset of RMBS transactions in the Platform that contain multi-group features, herein referred to as "Subject Transactions". As Management has determined the modeling errors for Subject Transactions to be the most significant issue resulting in material instances of noncompliance, Management's analysis of this issue's impact on the Platform for the Period is described below in the "Scope".

Scope: Management reviewed all of the distributions to investors during the Period for the Subject Transactions and all of the models used to prepare reports to investors for the Subject Transactions and determined that (i) the total dollar amount of payment errors in excess of $5,000 for any particular distribution during the Period when aggregating the payment errors for each affected CUSIP, herein referred to as "Disclosed Errors", for the Subject Transactions represented approximately one one-thousandth of one percent (.001%) of the total dollar amount allocated and remitted to investors in all transactions across the Platform during the Period, (ii) the tranches with payment errors above $200 for the Subject Transactions with Disclosed Errors comprised less than one-tenth of one percent (0.1%) of the number of tranches in the Platform as of December 31, 2011, (iii) there were 17 Subject Transactions with Disclosed Errors comprising less than one percent (1%) of the total number of transactions in the Platform as of December 31, 2011, and
(iv) 340 of the Subject Transactions, including those transactions with Disclosed Errors, required model revisions.

Remediation: For each of the instances of material noncompliance identified by Management, including Subject Transactions, adjustments have been made to the waterfall models, as applicable so that the models, in all material respects, are expected to prepare the investor reports in accordance with the terms specified in the transaction agreements. Revisions also have been made so that the investor reports associated with the instances of material noncompliance are expected to provide information that is, in all material respects, calculated in accordance with the terms specified in the transaction agreements.



Item 1123 of Regulation AB, Servicer Compliance Statement.

The servicer compliance statements are attached hereto under Item 15.



                               Part IV

  Item 15. Exhibits, Financial Statement Schedules.

  (a) Exhibits.

  (4) Pooling and Servicing Agreement (Filed as an exhibit to Form 8-K filed on September 26, 2011 and incorporated by reference herein).

  (31) Rule 13a-14(d)/15d-14(d) Certification.

  (33) Reports on assessment of compliance with servicing criteria for asset-backed securities.



    33.1 KeyCorp Real Estate Capital Markets, Inc. as Additional Servicer
    33.2 Midland Loan Services, Inc. as Master Servicer
    33.3 Pentalpha Surveillance LLC as Senior Trust Advisor
    33.4 Torchlight Loan Services, LLC as Special Servicer
    33.5 Wells Fargo Bank, N.A. as Trustee
    33.6 Wells Fargo Bank, N.A. as Paying Agent
    33.7 Wells Fargo Bank, N.A. as Custodian



  (34) Attestation reports on assessment of compliance with servicing criteria for asset-backed securities.



    34.1 KeyCorp Real Estate Capital Markets, Inc. as Additional Servicer
    34.2 Midland Loan Services, Inc. as Master Servicer
    34.3 Pentalpha Surveillance LLC as Senior Trust Advisor
    34.4 Torchlight Loan Services, LLC as Special Servicer
    34.5 Wells Fargo Bank, N.A. as Trustee
    34.6 Wells Fargo Bank, N.A. as Paying Agent
    34.7 Wells Fargo Bank, N.A. as Custodian



   (35) Servicer compliance statement.



    35.1 KeyCorp Real Estate Capital Markets, Inc. as Additional Servicer
    35.2 Midland Loan Services, Inc. as Master Servicer
    35.3 Torchlight Loan Services, LLC as Special Servicer
    35.4 Wells Fargo Bank, N.A. as Trustee
    35.5 Wells Fargo Bank, N.A. as Paying Agent



   (99.1) Mortgage Loan Purchase Agreement, dated as of September 1, 2011, between JPMorgan Chase Bank, N.A. and J.P. Morgan Chase Commercial Mortgage Securities Corp., relating to the mortgage loans sold to the depositor by JPMorgan Chase Bank, N.A. (Filed as Exhibit 99.1 to Form 8-K filed on September 26, 2011 and incorporated by reference herein).

   (b) Not applicable.

   (c) Omitted.



                          SIGNATURES


  Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.


   J.P. Morgan Chase Commercial Mortgage Securities Corp.
   (Depositor)


   /s/ Brian Baker
   Brian Baker, President and Chief Executive Officer
   (senior officer in charge of securitization of the depositor)


    Date:   March 26, 2012



  Exhibit Index

  Exhibit No.


   (4) Pooling and Servicing Agreement (Filed as an exhibit to Form 8-K filed on September 26, 2011 and incorporated by reference herein).

   (31) Rule 13a-14(d)/15d-14(d) Certification.

   (33) Reports on assessment of compliance with servicing criteria for asset-backed securities.



    33.1 KeyCorp Real Estate Capital Markets, Inc. as Additional Servicer
    33.2 Midland Loan Services, Inc. as Master Servicer
    33.3 Pentalpha Surveillance LLC as Senior Trust Advisor
    33.4 Torchlight Loan Services, LLC as Special Servicer
    33.5 Wells Fargo Bank, N.A. as Trustee
    33.6 Wells Fargo Bank, N.A. as Paying Agent
    33.7 Wells Fargo Bank, N.A. as Custodian


   (34) Attestation reports on assessment of compliance with servicing criteria for asset-backed securities.



    34.1 KeyCorp Real Estate Capital Markets, Inc. as Additional Servicer
    34.2 Midland Loan Services, Inc. as Master Servicer
    34.3 Pentalpha Surveillance LLC as Senior Trust Advisor
    34.4 Torchlight Loan Services, LLC as Special Servicer
    34.5 Wells Fargo Bank, N.A. as Trustee
    34.6 Wells Fargo Bank, N.A. as Paying Agent
    34.7 Wells Fargo Bank, N.A. as Custodian


   (35) Servicer compliance statement.



    35.1 KeyCorp Real Estate Capital Markets, Inc. as Additional Servicer
    35.2 Midland Loan Services, Inc. as Master Servicer
    35.3 Torchlight Loan Services, LLC as Special Servicer
    35.4 Wells Fargo Bank, N.A. as Trustee
    35.5 Wells Fargo Bank, N.A. as Paying Agent


   (99.1) Mortgage Loan Purchase Agreement, dated as of September 1, 2011, between JPMorgan Chase Bank, N.A. and J.P. Morgan Chase Commercial Mortgage Securities Corp., relating to the mortgage loans sold to the depositor by JPMorgan Chase Bank, N.A. (Filed as Exhibit 99.1 to Form 8-K filed on September 26, 2011 and incorporated by reference herein).