Form 10-K/A
period 2011-12-31
J.P. Morgan Chase Commercial Mortgage Securities Trust 2011-C5
filed 2012-07-27
CIK 1529658

                                UNITED STATES
                     SECURITIES AND EXCHANGE COMMISSION
                            WASHINGTON, D.C. 20549

                                  FORM 10-K/A
                                (Amendment No. 1)

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

    Not applicable.

Explanatory Note

The purpose of this Amendment No. 1 to our Annual Report on Form 10-K for the
fiscal year ended December 31, 2011 as filed with the Securities and Exchange
Commission (the “SEC”) on July 27, 2012, is to file (i) the final, executed,
Pooling and Servicing Agreement, dated September 1, 2011, among J.P. Morgan
Chase Commercial Mortgage Securities Corp., as depositor, Midland Loan
Services, a Division of PNC Bank, National Association, as master servicer,
Torchlight Loan Services, LLC, as special servicer, Wells Fargo Bank, National
Association, as trustee and paying agent and Pentalpha Surveillance LLC, as senior trust advisor and (ii) the final, executed Mortgage Loan Purchase Agreement, dated September 29, 2011, between J.P. Morgan Chase Commercial Mortgage
Securities Corp., as purchaser, and JPMorgan Chase Bank, National Association, as seller, listed as Exhibits 4 and 99.1, respectively, of the Exhibit List under
Item 15(a)(3) of Part IV of the Annual Report on Form 10-K for the fiscal year ended December 31, 2011 for J.P. Morgan Chase Commercial Mortgage Securities
Trust 2011-C5 (the “Original Form 10-K”) and to file the final, executed,
Subservicing Agreement, dated September 1, 2011, between Midland Loan Services, a Division of PNC Bank, National Association, as master servicer, and Keycorp
Real Estate Capital Markets, Inc., as subservicer.

No other changes have been made to the Original Form 10-K other than the furnishing of the exhibits described above.  This Amendment No. 1 does not reflect subsequent events occurring after the original filing date of the
Original Form 10-K or modify or update in any way disclosures made in the
Original Form 10-K.

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

                               Part IV

  Item 15. Exhibits, Financial Statement Schedules.

  (a) Exhibits.

  (4) Pooling and Servicing Agreement, dated September 1, 2011, among J.P.
Morgan Chase Commercial Mortgage Securities Corp., as depositor, Midland
Loan Services, a Division of PNC Bank, National Association, as master servicer, Torchlight Loan Services, LLC, as special servicer, Wells Fargo
Bank, National Association, as trustee and paying agent and Pentalpha
Surveillance LLC, as senior trust advisor.

  (31) Rule 13a-14(d)/15d-14(d) Certification.

  (33) Reports on assessment of compliance with servicing criteria for asset-backed securities.


    <s>      <c>

    33.1 KeyCorp Real Estate Capital Markets, Inc. as Additional Servicer
    33.2 Midland Loan Services, Inc. as Master Servicer
    33.3 Pentalpha Surveillance LLC as Senior Trust Advisor
    33.4 Torchlight Loan Services, LLC as Special Servicer
    33.5 Wells Fargo Bank, N.A. as Trustee
    33.6 Wells Fargo Bank, N.A. as Paying Agent
    33.7 Wells Fargo Bank, N.A. as Custodian



  (34) Attestation reports on assessment of compliance with servicing criteria for asset-backed securities.


    <s>      <c>

    34.1 KeyCorp Real Estate Capital Markets, Inc. as Additional Servicer
    34.2 Midland Loan Services, Inc. as Master Servicer
    34.3 Pentalpha Surveillance LLC as Senior Trust Advisor
    34.4 Torchlight Loan Services, LLC as Special Servicer
    34.5 Wells Fargo Bank, N.A. as Trustee
    34.6 Wells Fargo Bank, N.A. as Paying Agent
    34.7 Wells Fargo Bank, N.A. as Custodian



   (35) Servicer compliance statement.


    <s>       <c>

    35.1 KeyCorp Real Estate Capital Markets, Inc. as Additional Servicer
    35.2 Midland Loan Services, Inc. as Master Servicer
    35.3 Torchlight Loan Services, LLC as Special Servicer
    35.4 Wells Fargo Bank, N.A. as Trustee
    35.5 Wells Fargo Bank, N.A. as Paying Agent



   (99.1) Mortgage Loan Purchase Agreement, dated as of September 1, 2011, between JPMorgan Chase Bank, N.A. and J.P. Morgan Chase Commercial Mortgage
   Securities Corp., relating to the mortgage loans sold to the depositor by
   JPMorgan Chase Bank, N.A.

   (99.2) Subservicing Agreement, dated as of September 1, 2011, between Midland
   Loan Services, a Division of PNC Bank, National Association, as master servicer, and KeyCorp Real Estate Capital Markets, Inc., as subservicer.

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
   (Depositor)

   /s/ Brian Baker
   Brian Baker, President and Chief Executive Officer
   (senior officer in charge of securitization of the depositor)

    Date:   July 27, 2012

  Exhibit Index

  Exhibit No.

   (4) Pooling and Servicing Agreement, dated September 1, 2011, among J.P.
   Morgan Chase Commercial Mortgage Securities Corp., as depositor, Midland
   Loan Services, a Division of PNC Bank, National Association, as master servicer, Torchlight Loan Services, LLC, as special servicer, Wells Fargo
   Bank, National Association, as trustee and paying agent and Pentalpha
   Surveillance LLC, as senior trust advisor.

   (31) Rule 13a-14(d)/15d-14(d) Certification.

   (33) Reports on assessment of compliance with servicing criteria for asset-backed securities.



    <s>      <c>
    33.1 KeyCorp Real Estate Capital Markets, Inc. as Additional Servicer
    33.2 Midland Loan Services, Inc. as Master Servicer
    33.3 Pentalpha Surveillance LLC as Senior Trust Advisor
    33.4 Torchlight Loan Services, LLC as Special Servicer
    33.5 Wells Fargo Bank, N.A. as Trustee
    33.6 Wells Fargo Bank, N.A. as Paying Agent
    33.7 Wells Fargo Bank, N.A. as Custodian



   (34) Attestation reports on assessment of compliance with servicing criteria for asset-backed securities.



    <s>      <c>
    34.1 KeyCorp Real Estate Capital Markets, Inc. as Additional Servicer
    34.2 Midland Loan Services, Inc. as Master Servicer
    34.3 Pentalpha Surveillance LLC as Senior Trust Advisor
    34.4 Torchlight Loan Services, LLC as Special Servicer
    34.5 Wells Fargo Bank, N.A. as Trustee
    34.6 Wells Fargo Bank, N.A. as Paying Agent
    34.7 Wells Fargo Bank, N.A. as Custodian



   (35) Servicer compliance statement.



    <s>       <c>
    35.1 KeyCorp Real Estate Capital Markets, Inc. as Additional Servicer
    35.2 Midland Loan Services, Inc. as Master Servicer
    35.3 Torchlight Loan Services, LLC as Special Servicer
    35.4 Wells Fargo Bank, N.A. as Trustee
    35.5 Wells Fargo Bank, N.A. as Paying Agent



   (99.1) Mortgage Loan Purchase Agreement, dated as of September 1, 2011, between JPMorgan Chase Bank, N.A. and J.P. Morgan Chase Commercial Mortgage
   Securities Corp., relating to the mortgage loans sold to the depositor by
   JPMorgan Chase Bank, N.A.

   (99.2) Subservicing Agreement, dated as of September 1, 2011, between Midland
   Loan Services, a Division of PNC Bank, National Association, as master servicer, and KeyCorp Real Estate Capital Markets, Inc., as subservicer.