Form 10-K
J.P. Morgan Chase Commercial Mortgage Securities Trust 2011-C5
filed 2013-03-28
CIK 1529658

UNITED STATES
                     SECURITIES AND EXCHANGE COMMISSION
                            WASHINGTON, D.C. 20549

                                  FORM 10-K


  (Mark one)

  /X/ ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES
      EXCHANGE ACT OF 1934
      For the fiscal year ended December 31, 2012

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

               Not Applicable.




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


  Item 14.     Principal Accounting Fees and Services.

               Omitted.




  ADDITIONAL DISCLOSURE ITEMS FOR REGULATION AB


Item 1112(b) of Regulation AB, Significant Obligor Financial Information.

The InterContinental Hotel Chicago mortgage loan (loan #1 on Annex A-1 to the Prospectus Supplement filed on September 26, 2011) constitutes a significant obligor within the meaning of Item 1101(k)(2) of Regulation AB, as disclosed in the Prospectus Supplement. In accordance with Item 1112(b)(1) of Regulation AB, the unaudited net operating income of the significant obligor for the 2012 calendar year is $17,909,554.20.

SunTrust Bank, the Lessee at the mortgaged properties that secure the SunTrust Bank Portfolio I mortgage loan (loan #2 on Annex A-1 to the Prospectus Supplement) and the SunTrust Bank Portfolio II mortgage loan (loan #13 on Annex A-1 to the Prospectus Supplement) constitutes a significant obligor within the meaning of 1101(k)(3) of Regulation AB, as disclosed in the Prospectus Supplement. Year-end financial information required under Item 1112(b)(1) of Regulation AB can be found in the tables below.

SunTrust Bank
303 Peachtreet Street, Northeast
Atlanta, GA 30308
FDIC Certificate #: 867   Bank Charter Class: SM

Definition          Dollar figures in thousands            SunTrust Bank
                                                           Atlanta, GA
                                                           31-Dec-12
Income and Expense                                         (Year-to-date)

1  Number of institutions reporting                                  1
2  Total interest income                                     5,796,501
3  Total interest expense                                      594,551
4  Net interest income                                       5,201,950
5  Provision for loan and lease losses                       1,397,814
6  Total noninterest income                                  2,635,100
7  Fiduciary activities                                        283,730
8  Service charges on deposit accounts                         676,393
9  Trading account gains & fees                                197,490
10 Additional noninterest income                             1,477,487
11 Total noninterest expense                                 5,578,182
12 Salaries and employee benefits                            2,483,602
13 Premises and equipment expense                              544,078
14 Additional noninterest expense                            2,550,502
15 Pre-tax net operating income                                861,054
16 Securities gains (losses)                                   487,330
17 Applicable income taxes                                     274,272
18 Income before extraordinary items                         1,074,112
19 Extraordinary gains - net                                         0
20 Net income attributable to bank                           1,065,042
21 Net income attributable to noncontrolling interests           9,070

22 Net income attributable to bank and                       1,074,112
   noncontrolling interests
23 Net charge-offs                                           1,680,645
24 Cash dividends                                                    0
25 Sale, conversion, retirement of capital stock, net                0
26 Net operating income                                        684,248

SunTrust Bank
303 Peachtreet Street, Northeast
Atlanta, GA 30308
FDIC Certificate #: 867   Bank Charter Class: SM

Definition          Dollar figures in thousands            SunTrust Bank
                                                           Atlanta, GA
                                                           31-Dec-12
Assets and Liabilities                                     (Year-to-date)

1  Total employees (full-time equivalent)                       24,774
2  Total assets                                            169,076,807
3  Cash and due from depository institutions                 7,097,670
4  Interest-bearing balances                                 4,561,521
5  Securities                                               20,888,979
6  Federal funds sold & reverse repurchase agreements           53,239
7  Net loans & leases                                      122,596,458
8  Loan loss allowance                                       2,173,070
9  Trading account assets                                    4,142,793
10 Bank premises and fixed assets                            1,367,028
11 Other real estate owned                                     419,030
12 Goodwill and other intangibles                            6,804,412
13 All other assets                                          5,707,198
14 Total liabilities and capital                           169,076,807
15 Total liabilities                                       147,717,598
16 Total deposits                                          133,278,697
17 Interest-bearing deposits                                98,618,779
18 Deposits held in domestic offices                       133,278,697
19 % insured                                                    81.10%
20 Federal funds purchased & repurchase agreements           1,259,185
21 Trading liabilities                                         561,066
22 Other borrowed funds                                      7,795,021

23 Subordinated debt                                         1,836,118
24 All other liabilities                                     2,987,511
25 Total equity capital                                     21,359,209
26 Total bank equity capital                                21,254,050
27 Perpetual preferred stock                                         0
28 Common stock                                                 21,600
29 Surplus                                                  13,377,841
30 Undivided profits                                         7,854,609
31 Noncontrolling interests in consolidated subsidiaries       105,159

   Memoranda:

32 Noncurrent loans and leases                               2,365,766
33 Noncurrent loans that are wholly or partially               744,537
   guaranteed by the U.S. government
34 Income earned, not collected on loans                       621,380
35 Earning assets                                          150,712,570
36 Long-term assets (5+ years)                              45,363,795
37 Average Assets, year-to-date                            170,727,439
38 Average Assets, quarterly                               169,013,851
39 Total risk weighted assets                              132,863,064
40 Adjusted average assets for leverage capital            163,907,925
   purposes
41 Life insurance assets                                       686,216
42 General account life insurance assets                       393,815
43 Separate account life insurance assets                      148,066
44 Hybrid life insurance assets                                144,335
45 Volatile liabilities                                      4,794,868
46 Insider loans                                                48,152
47 FHLB advances                                             4,521,709
48 Loans and leases held for sale                            3,063,666
49 Unused loan commitments                                  57,372,649
50 Tier 1 (core) risk-based capital                         15,121,215
51 Tier 2 risk-based capital                                 2,935,130
52 Total unused commitments                                 57,372,649
53 Derivatives                                             270,722,523



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



Item 1117 of Regulation AB, Legal Proceedings.

The registrant knows of no pending legal proceedings involving the Trust and all parties related to such Trust that are material to security holders.



Item 1119 of Regulation AB, Affiliations and Certain Relationships and Related Transactions.

The information regarding this Item has been previously filed in a 424(b)(5) filing dated September 26, 2011.



Item 1122 of Regulation AB, Compliance with Applicable Servicing Criteria.

The reports on assessment of compliance with the servicing criteria for asset-backed securities and the related attestation reports on such assessments of compliance are attached hereto under Item 15. Attached as Exhibit AA to the Pooling and Servicing Agreement incorporated by reference as
Exhibit 4.1 to this report is a chart identifying the entities participating in a servicing function for the transaction responsible for each applicable servicing criterion set forth in Item 1122(d).

The following material instances of noncompliance were reported by the Corporate Trust Services division of Wells Fargo Bank, National Association (the "Company") in its reports attached hereto as Exhibit 33.5 and Exhibit 33.6 under
Item 15:

The assessment of compliance with applicable servicing criteria for the twelve months ended December 31, 2012, furnished pursuant to Item 1122 of Regulation AB by the Corporate Trust Services division of the Company for its platform, discloses that material instances of noncompliance occurred with respect to the servicing criteria described in Items 1122(d)(3)(i)(B) and 1122(d)(3)(ii) of Regulation AB.

There were no instances of noncompliance for the transaction to which this Form 10-K relates that led to the Company's determination that there was material instances of noncompliance at the platform level.

Schedule A

Material Instances of Noncompliance by the Company
Management's assessment of compliance with the Applicable Servicing Criteria set forth by the Securities and Exchange Commission in paragraph (d) of Item 1122 of Regulation AB as of December 31, 2012 and for the Period, disclosed that material instances of noncompliance occurred with respect to the servicing criteria set forth in both of Items 1122(d)(3)(i)(B) and 1122(d)(3)(ii), as follows:
* With respect to servicing criterion 1122(d)(3)(i)(B), certain reports to investors did not provide information calculated in accordance with the terms specified in the transaction agreements.

* With respect to servicing criterion 1122(d)(3)(ii), certain amounts due to investors were not allocated and remitted in accordance with timeframes, distribution priority and other terms set forth in the transaction agreements.

Schedule B

Management's Discussion on Material Instances of Noncompliance by the Company
Disclosure: During the Period, Wells Fargo identified Payment Errors (as defined below) and Reporting Errors (as defined below) on certain residential mortgage-backed securities ("RMBS") transactions in the Platform. Although no individually identified error, in and of itself, was found to be material to the Platform, when the errors were considered in the aggregate, Management determined that, for Platform purposes, there were material instances of noncompliance with respect to both Items 1122(d)(3)(i)(B) and 1122(d)(3)(ii) of Regulation AB.

For purposes of this Schedule B, the term "Payment Errors" means the identified payment errors that occurred during the Period and that, when considered in the aggregate, led to Management's determination that there was a material instance of noncompliance for the Platform with respect to Item 1122(d)(3)(i)(B) of Regulation AB. For purposes of this Schedule B, the term "Reporting Errors" means the identified reporting errors that occurred during the Period and that, when considered in the aggregate, led to Management's determination that there was a material instance of noncompliance for the Platform with respect to Item 1122(d)(3)(ii) of Regulation AB.

The identified Payment Errors and Reporting Errors on such RMBS transactions were attributable to certain failures in processes relating to waterfall calculations and reporting that, although adapted over time, still insufficiently addressed the impact of the unprecedented levels of collateral degradation in RMBS transactions on the calculation of principal and interest payments and losses and associated investor reporting.

Scope of the Material Instances of Noncompliance: The identified Payment Errors and Reporting Errors that led to Management's determination that material instances of noncompliance with respect to the Platform had occurred were limited to certain RMBS transactions in the Platform. There were no identified Payment Errors or Reporting Errors for non-RMBS transactions in the Platform which contributed to Management's determination that there were material instances of noncompliance for the Platform. In some instances, the identified Payment Errors which contributed to Management's determination that there were material instances of noncompliance for the Platform were also considered material to the transactions on which they occurred. None of the identified Reporting Errors which contributed to Management's determination that there were material instances of noncompliance for the Platform were considered material for a particular transaction. For all transactions in the Platform (including RMBS transactions with identified Payment Errors and Reporting Errors), Management delivered an Item 1123 certification to the extent it was required to do so pursuant to the requirements of the applicable transaction documents and Regulation AB. Where there was an identified Payment Error that was considered material for an individual transaction, the Item 1123 certification included a description of the nature and scope of such error.

Remediation: Appropriate actions have been taken or are in the process of being taken to remediate the identified Payment Errors and Reporting Errors that led to Management's determination that material instances of noncompliance with respect to the Platform had occurred. Further, adjustments have been or will be made to the waterfall calculations and other operational processes and quality control measures applied to the RMBS transactions in the Platform to minimize the risk of future payment and reporting errors.



Item 1123 of Regulation AB, Servicer Compliance Statement.

The servicer compliance statements are attached hereto under Item 15.



                               Part IV

  Item 15. Exhibits, Financial Statement Schedules.

  (a) Exhibits.

      (1) Not applicable

      (2) Not applicable

      (3)

          (4) Pooling and Servicing Agreement (Filed as part of Item 15 to Form 10-K/A filed on July 27, 2012 and incorporated by reference herein).

          (31) Rule 13a-14(d)/15d-14(d) Certification.

          (33) Reports on assessment of compliance with servicing criteria for asset-backed securities.



          33.1 KeyCorp Real Estate Capital Markets, Inc. as Additional Servicer
          33.2 Midland Loan Services, a Division of PNC Bank, National Association as Master
          Servicer
          33.3 Pentalpha Surveillance LLC as Senior Trust Advisor
          33.4 Torchlight Loan Services, LLC as Special Servicer
          33.5 Wells Fargo Bank, N.A. as Trustee
          33.6 Wells Fargo Bank, N.A. as Paying Agent
          33.7 Wells Fargo Bank, N.A. as Custodian



          (34) Attestation reports on assessment of compliance with servicing criteria for asset-backed securities.



          34.1 KeyCorp Real Estate Capital Markets, Inc. as Additional Servicer
          34.2 Midland Loan Services, a Division of PNC Bank, National Association as Master
          Servicer
          34.3 Pentalpha Surveillance LLC as Senior Trust Advisor
          34.4 Torchlight Loan Services, LLC as Special Servicer
          34.5 Wells Fargo Bank, N.A. as Trustee
          34.6 Wells Fargo Bank, N.A. as Paying Agent
          34.7 Wells Fargo Bank, N.A. as Custodian



          (35) Servicer compliance statement.



          35.1 KeyCorp Real Estate Capital Markets, Inc. as Additional Servicer
          35.2 Midland Loan Services, a Division of PNC Bank, National Association as Master
          Servicer
          35.3 Torchlight Loan Services, LLC as Special Servicer
          35.4 Wells Fargo Bank, N.A. as Trustee
          35.5 Wells Fargo Bank, N.A. as Paying Agent


          (99.1) Mortgage Loan Purchase Agreement, dated as of September 1, 2011, between JPMorgan Chase Bank, N.A. and J.P. Morgan Chase Commercial Mortgage Securities Corp., relating to the mortgage loans sold to the depositor by JPMorgan Chase Bank, N.A. (Filed as part of Item 15 to Form 10-K/A filed on July 27, 2012 and incorporated by reference herein).

          (99.2) Subservicing Agreement, dated as of September 1, 2011, between Midland Loan Services, a Division of PNC Bank, National Association, as master servicer, and KeyCorp Real Estate Capital Markets, Inc., as subservicer (Filed as part of Item 15 to Form 10-K/A filed on July 27, 2012 and incorporated by reference herein).

  (b) See Item 15(a) above.

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


   J.P. Morgan Chase Commercial Mortgage Securities Corp.
   (Depositor)


   /s/ Brian Baker
   Brian Baker, President and Chief Executive Officer
   (senior officer in charge of securitization of the depositor)


    Date:   March 28, 2013



  Exhibit Index

  Exhibit No.


   (4) Pooling and Servicing Agreement (Filed as part of Item 15 to Form 10-K/A filed on July 27, 2012 and incorporated by reference herein).

   (31) Rule 13a-14(d)/15d-14(d) Certification.

   (33) Reports on assessment of compliance with servicing criteria for asset-backed securities.



    33.1 KeyCorp Real Estate Capital Markets, Inc. as Additional Servicer
    33.2 Midland Loan Services, a Division of PNC Bank, National Association as Master
    Servicer
    33.3 Pentalpha Surveillance LLC as Senior Trust Advisor
    33.4 Torchlight Loan Services, LLC as Special Servicer
    33.5 Wells Fargo Bank, N.A. as Trustee
    33.6 Wells Fargo Bank, N.A. as Paying Agent
    33.7 Wells Fargo Bank, N.A. as Custodian


   (34) Attestation reports on assessment of compliance with servicing criteria for asset-backed securities.



    34.1 KeyCorp Real Estate Capital Markets, Inc. as Additional Servicer
    34.2 Midland Loan Services, a Division of PNC Bank, National Association as Master
    Servicer
    34.3 Pentalpha Surveillance LLC as Senior Trust Advisor
    34.4 Torchlight Loan Services, LLC as Special Servicer
    34.5 Wells Fargo Bank, N.A. as Trustee
    34.6 Wells Fargo Bank, N.A. as Paying Agent
    34.7 Wells Fargo Bank, N.A. as Custodian


   (35) Servicer compliance statement.



    35.1 KeyCorp Real Estate Capital Markets, Inc. as Additional Servicer
    35.2 Midland Loan Services, a Division of PNC Bank, National Association as Master
    Servicer
    35.3 Torchlight Loan Services, LLC as Special Servicer
    35.4 Wells Fargo Bank, N.A. as Trustee
    35.5 Wells Fargo Bank, N.A. as Paying Agent


   (99.1) Mortgage Loan Purchase Agreement, dated as of September 1, 2011, between JPMorgan Chase Bank, N.A. and J.P. Morgan Chase Commercial Mortgage Securities Corp., relating to the mortgage loans sold to the depositor by JPMorgan Chase Bank, N.A. (Filed as part of Item 15 to Form 10-K/A filed on July 27, 2012 and incorporated by reference herein).

   (99.2) Subservicing Agreement, dated as of September 1, 2011, between Midland Loan Services, a Division of PNC Bank, National Association, as master servicer, and KeyCorp Real Estate Capital Markets, Inc., as subservicer (Filed as part of Item 15 to Form 10-K/A filed on July 27, 2012 and incorporated by reference herein).