Form 10-K/A
period 2012-12-31
J.P. Morgan Chase Commercial Mortgage Securities Trust 2011-C5
filed 2013-09-09
CIK 1529658

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
                                          (I.R.S. Employer
                                          Identification No.)

   c/o Wells Fargo Bank, National Association
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

    Not applicable.

DOCUMENTS INCORPORATED BY REFERENCE

List hereunder the following documents if incorporated by reference and the Part of the Form 10-K (e.g., Part I, Part II, etc.) into which the document incorporated: (1)Any annual report to security holders; (2) Any proxy or information statement; and (3)Any prospectus filed pursuant to Rule 424(b) or (c) under the Securities Act of 1933. The listed documents should be clearly described for identification purposes (e.g., annual report to security holders for fiscal year ended December 24, 1980).

    Not applicable.

EXPLANATORY NOTE

The purpose of this Amendment No. 1 to our Annual Report on Form 10-K for the fiscal year ended December 31, 2012 as filed with the Securities and Exchange Commission on March 28, 2013 (the “Original Form 10-K”) is (i) to file a revised Rule 13(a)-14(d)/15(d)-14(d) Certification in which the reference to the applicable servicers in paragraph 4 thereof has been modified and (ii)(a) to file a revised Report of Assessment of Compliance with Servicing Criteria for Wells Fargo Bank, National Association, as Custodian, dated August 12, 2013, as a replacement to the Report of Assessment of Compliance with Servicing Criteria filed as Exhibit 33.7 to the Original Form 10-K, and (b) to file a revised Attestation Report on Assessment of Compliance with Servicing Criteria for Wells Fargo Bank, National Association, as Custodian, dated August 12, 2013, as a replacement to the Attestation Report on Assessment of Compliance with Servicing Criteria filed as Exhibit 34.7 to the Original Form 10-K.  Each replacement referred to in clause (ii) above is being made as a result of receipt by the depositor of a letter, dated August 13, 2013 (the “Notice Letter”), from the Corporate Trust Services Division of Wells Fargo Bank, National Association, a copy of which is filed as Exhibit 99.3 hereto, notifying the depositor of the revised reports and providing certain explanatory information related to those reports and certain reports previously delivered by Wells Fargo Bank, National Association, as Custodian, including the reports filed with the Annual Report on Form 10-K for the fiscal year ended December 31, 2011.  The Custodian has informed the depositor that it does not plan to amend any past Assessment of Compliance with Servicing Criteria or related Attestation Report on Assessment of Compliance to address omitted transactions from the Custodian’s platform for those periods prior to 2012 discussed in the Notice Letter.

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

The following material instances of noncompliance were reported by the Corporate Trust Services Division of Wells Fargo Bank, National Association (Wells Fargo Bank”) in its reports attached hereto as Exhibit 33.5 and Exhibit 33.6 under Item 15:

The assessment of compliance with applicable servicing criteria for the twelve months ended December 31, 2012, furnished pursuant to Item 1122 of Regulation AB by the Corporate Trust Services Division of Wells Fargo Bank for its platform, as Certificate Administrator, discloses that material instances of noncompliance occurred with respect to the servicing criteria described in Items 1122(d)(3)(i)(B) and 1122(d)(3)(ii) of Regulation AB.

There were no instances of noncompliance for the transaction to which this Form 10-K relates that led to Wells Fargo Bank’s determination that there were material instances of noncompliance at the platform level.

Schedule A

Material Instances of Noncompliance by Wells Fargo Bank

Wells Fargo Bank’s assessment of compliance with the Applicable Servicing Criteria set forth by the Securities and Exchange Commission in paragraph (d) of Item 1122 of Regulation AB as of December 31, 2012 and for the Period, disclosed that material instances of noncompliance occurred with respect to the servicing criteria set forth in both of Items 1122(d)(3)(i)(B) and 1122(d)(3)(ii), as follows:

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

Schedule B

Wells Fargo Bank’s Discussion of Material Instances of Noncompliance by Wells Fargo Bank

Disclosure: During the Period, Wells Fargo Bank identified Payment Errors (as defined below) and Reporting Errors (as defined below) on certain residential mortgage-backed securities ("RMBS") transactions in the Platform. Although no individually identified error, in and of itself, was found to be material to the Platform, when the errors were considered in the aggregate, Management determined that, for Platform purposes, there were material instances of noncompliance with respect to both Items 1122(d)(3)(i)(B) and 1122(d)(3)(ii) of Regulation AB.

For purposes of this Schedule B, the term "Payment Errors" means the identified payment errors that occurred during the Period and that, when considered in the aggregate, led to Wells Fargo Bank’s determination that there was a material instance of noncompliance for the Platform with respect to Item 1122(d)(3)(i)(B) of Regulation AB. For purposes of this Schedule B, the term "Reporting Errors" means the identified reporting errors that occurred during the Period and that, when considered in the aggregate, led to Wells Fargo Bank’s determination that there was a material instance of noncompliance for the Platform with respect to Item 1122(d)(3)(ii) of Regulation AB.

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

Scope of the Material Instances of Noncompliance: The identified Payment Errors and Reporting Errors that led to Wells Fargo Bank’s determination that material instances of noncompliance with respect to the Platform had occurred were limited to certain RMBS transactions in the Platform. There were no identified Payment Errors or Reporting Errors for non-RMBS transactions in the Platform which contributed to Wells Fargo Bank’s determination that there were material instances of noncompliance for the Platform. In some instances, the identified Payment Errors which contributed to Wells Fargo Bank’s determination that there were material instances of noncompliance for the Platform were also considered material to the transactions on which they occurred. None of the identified Reporting Errors which contributed to Wells Fargo Bank’s determination that there were material instances of noncompliance for the Platform were considered material for a particular transaction. For all transactions in the Platform (including RMBS transactions with identified Payment Errors and Reporting Errors), Wells Fargo Bank delivered an Item 1123 certification to the extent it was required to do so pursuant to the requirements of the applicable transaction documents and Regulation AB. Where there was an identified Payment Error that was considered material for an individual transaction, the Item 1123 certification included a description of the nature and scope of such error.

Remediation: Appropriate actions have been taken or are in the process of being taken to remediate the identified Payment Errors and Reporting Errors that led to Wells Fargo Bank’s determination that material instances of noncompliance with respect to the Platform had occurred. Further, adjustments have been or will be made to the waterfall calculations and other operational processes and quality control measures applied to the RMBS transactions in the Platform to minimize the risk of future payment and reporting errors.

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

          33.1 KeyCorp Real Estate Capital Markets, Inc. as Additional Servicer (filed as Exhibit 33.1 to the Original Form 10-K and incorporated by reference herein)
          33.2 Midland Loan Services, a Division of PNC Bank, National Association as Master Servicer (filed as Exhibit 33.2 to the Original Form 10-K and incorporated by reference herein)
          33.3 Pentalpha Surveillance LLC as Senior Trust Advisor (filed as Exhibit 33.3 to the Original Form 10-K and incorporated by reference herein)
          33.4 Torchlight Loan Services, LLC as Special Servicer (filed as Exhibit 33.4 to the Original Form 10-K and incorporated by reference herein)
          33.5 Wells Fargo Bank, National Association as Trustee (filed as Exhibit 33.5 to the Original Form 10-K and incorporated by reference herein)
          33.6 Wells Fargo Bank, National Association as Paying Agent (filed as Exhibit 33.6 to the Original Form 10-K and incorporated by reference herein)
          33.7 Wells Fargo Bank, National Association as Custodian.

          (34) Attestation reports on assessment of compliance with servicing criteria for asset-backed securities.

          34.1 KeyCorp Real Estate Capital Markets, Inc. as Additional Servicer (filed as Exhibit 34.1 to the Original Form 10-K and incorporated by reference herein)
          34.2 Midland Loan Services, a Division of PNC Bank, National Association as Master Servicer (filed as Exhibit 34.2 to the Original Form 10-K and incorporated by reference herein)
          34.3 Pentalpha Surveillance LLC as Senior Trust Advisor (filed as Exhibit 34.3 to the Original Form 10-K and incorporated by reference herein)
          34.4 Torchlight Loan Services, LLC as Special Servicer (filed as Exhibit 34.4 to the Original Form 10-K and incorporated by reference herein)
          34.5 Wells Fargo Bank, National Association as Trustee (filed as Exhibit 34.5 to the Original Form 10-K and incorporated by reference herein)
          34.6 Wells Fargo Bank, National Association as Paying Agent (filed as Exhibit 34.6 to the Original Form 10-K and incorporated by reference herein)
          34.7 Wells Fargo Bank, National Association as Custodian.

  (35) Servicer compliance statement.

          35.1 KeyCorp Real Estate Capital Markets, Inc. as Additional Servicer (filed as Exhibit 35.1 to the Original Form 10-K and incorporated by reference herein)
          35.2 Midland Loan Services, a Division of PNC Bank, National Association as Master Servicer (filed as Exhibit 35.2 to the Original Form 10-K and incorporated by reference herein)
          35.3 Torchlight Loan Services, LLC as Special Servicer (filed as Exhibit 35.3 to the Original Form 10-K and incorporated by reference herein)
          35.4 Wells Fargo Bank, National Association as Trustee (filed as Exhibit 35.4 to the Original Form 10-K and incorporated by reference herein)
          35.5 Wells Fargo Bank, National Association as Paying Agent (filed as Exhibit 35.5 to the Original Form 10-K and incorporated by reference herein)

          (99.1) Mortgage Loan Purchase Agreement, dated as of September 1, 2011, between JPMorgan Chase Bank, National Association and J.P. Morgan Chase Commercial Mortgage Securities Corp., relating to the mortgage loans sold to the depositor by JPMorgan Chase Bank, National Association (filed as part of Item 15 to Form 10-K/A filed on July 27, 2012 and incorporated by reference herein).

          (99.2) Subservicing Agreement, dated as of September 1, 2011, between Midland Loan Services, a Division of PNC Bank, National Association, as master servicer, and KeyCorp Real Estate Capital Markets, Inc., as subservicer (filed as part of Item 15 to Form 10-K/A filed on July 27, 2012 and incorporated by reference herein).

          (99.3) Letter dated August 13, 2013 from the Corporate Trust Services Division of Wells Fargo Bank, National Association as Custodian to the depositor regarding Compliance with Applicable Servicing Criteria for Asset-backed Securities by Wells Fargo Bank, National Association as Custodian.

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

Date:   September 9, 2013

Exhibit Index

Exhibit No.

   (4) Pooling and Servicing Agreement (filed as part of Item 15 to Form 10-K/A filed on July 27, 2012 and incorporated by reference herein).

   (31) Rule 13a-14(d)/15d-14(d) Certification.

   (33) Reports on assessment of compliance with servicing criteria for asset-backed securities.

          33.1 KeyCorp Real Estate Capital Markets, Inc. as Additional Servicer (filed as Exhibit 33.1 to the Original Form 10-K and incorporated by reference herein)
          33.2 Midland Loan Services, a Division of PNC Bank, National Association as Master Servicer (filed as Exhibit 33.2 to the Original Form 10-K and incorporated by reference herein)
          33.3 Pentalpha Surveillance LLC as Senior Trust Advisor (filed as Exhibit 33.3 to the Original Form 10-K and incorporated by reference herein)
          33.4 Torchlight Loan Services, LLC as Special Servicer (filed as Exhibit 33.4 to the Original Form 10-K and incorporated by reference herein)
          33.5 Wells Fargo Bank, National Association as Trustee (filed as Exhibit 33.5 to the Original Form 10-K and incorporated by reference herein)
          33.6 Wells Fargo Bank, National Association as Paying Agent (filed as Exhibit 33.6 to the Original Form 10-K and incorporated by reference herein)
          33.7 Wells Fargo Bank, National Association as Custodian.

   (34) Attestation reports on assessment of compliance with servicing criteria for asset-backed securities.

          34.1 KeyCorp Real Estate Capital Markets, Inc. as Additional Servicer (filed as Exhibit 34.1 to the Original Form 10-K and incorporated by reference herein)
          34.2 Midland Loan Services, a Division of PNC Bank, National Association as Master Servicer (filed as Exhibit 34.2 to the Original Form 10-K and incorporated by reference herein)
          34.3 Pentalpha Surveillance LLC as Senior Trust Advisor (filed as Exhibit 34.3 to the Original Form 10-K and incorporated by reference herein)
          34.4 Torchlight Loan Services, LLC as Special Servicer (filed as Exhibit 34.4 to the Original Form 10-K and incorporated by reference herein)
          34.5 Wells Fargo Bank, National Association as Trustee (filed as Exhibit 34.5 to the Original Form 10-K and incorporated by reference herein)
          34.6 Wells Fargo Bank, National Association as Paying Agent (filed as Exhibit 34.6 to the Original Form 10-K and incorporated by reference herein)
          34.7 Wells Fargo Bank, National Association as Custodian.

   (35) Servicer compliance statement.

          35.1 KeyCorp Real Estate Capital Markets, Inc. as Additional Servicer (filed as Exhibit 35.1 to the Original Form 10-K and incorporated by reference herein)
          35.2 Midland Loan Services, a Division of PNC Bank, National Association as Master Servicer (filed as Exhibit 35.2 to the Original Form 10-K and incorporated by reference herein)
          35.3 Torchlight Loan Services, LLC as Special Servicer (filed as Exhibit 35.3 to the Original Form 10-K and incorporated by reference herein)
          35.4 Wells Fargo Bank, National Association as Trustee (filed as Exhibit 35.4 to the Original Form 10-K and incorporated by reference herein)
          35.5 Wells Fargo Bank, National Association as Paying Agent (filed as Exhibit 35.5 to the Original Form 10-K and incorporated by reference herein)

   (99.1) Mortgage Loan Purchase Agreement, dated as of September 1, 2011, between JPMorgan Chase Bank, National Association and J.P. Morgan Chase Commercial Mortgage Securities Corp., relating to the mortgage loans sold to the depositor by JPMorgan Chase Bank, National Association (filed as part of Item 15 to Form 10-K/A filed on July 27, 2012 and incorporated by reference herein).

   (99.2) Subservicing Agreement, dated as of September 1, 2011, between Midland Loan Services, a Division of PNC Bank, National Association, as master servicer, and KeyCorp Real Estate Capital Markets, Inc., as subservicer (filed as part of Item 15 to Form 10-K/A filed on July 27, 2012 and incorporated by reference herein).

   (99.3) Letter dated August 13, 2013 from the Corporate Trust Services Division of Wells Fargo Bank, National Association as Custodian to the depositor regarding Compliance with Applicable Servicing Criteria for Asset-backed Securities by Wells Fargo Bank, National Association as Custodian.