Form 10-K
J.P. Morgan Chase Commercial Mortgage Securities Trust 2011-C5
filed 2014-03-28
CIK 1529658

UNITED STATES
                     SECURITIES AND EXCHANGE COMMISSION
                            WASHINGTON, D.C. 20549

                                  FORM 10-K


  (Mark one)

  /X/ ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES
      EXCHANGE ACT OF 1934
      For the fiscal year ended December 31, 2013

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


 Registrant's telephone number, including area code: (212) 272-6858




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


  Item 14.     Principal Accounting Fees and Services.

               Omitted.




  ADDITIONAL DISCLOSURE ITEMS FOR REGULATION AB


Item 1112(b) of Regulation AB, Significant Obligor Financial Information.

The InterContinental Hotel Chicago Mortgage Loan (Loan #1 on Annex A-1 to the Prospectus Supplement of the registrant relating to the issuing entity filed on September 26, 2011 pursuant to Rule 424(b)(5)) constitutes a significant obligor within the meaning of Item 1101(k)(2) of Regulation AB, as disclosed in the Prospectus Supplement. In accordance with Item 1112(b) of Regulation AB, the most recent unaudited net operating income of the significant obligor was $18,708,583.60 for the twelve-month period ended December 31, 2013.

SunTrust Bank, the lessee at the mortgaged properties that secure the SunTrust Bank Portfolio I Mortgage Loan (Loan #2 on Annex A-1 to the Prospectus Supplement of the registrant relating to the issuing entity filed on September 26, 2011 pursuant to Rule 424(b)(5)) and the SunTrust Bank Portfolio II Mortgage Loan (Loan #13 on Annex A-1 to the Prospectus Supplement of the registrant relating to the issuing entity filed on September 26, 2011 pursuant to Rule 424(b)(5)), constitutes a significant obligor within the meaning of 1101(k)(3) of Regulation AB, as disclosed in the Prospectus Supplement. Year-end financial information required under Item 1112(b)(1) of Regulation AB can be found in the tables below.


SunTrust Bank
303 Peachtreet Street, Northeast
Atlanta, GA 30308
FDIC Certificate #: 867   Bank Charter Class: SM

Definition          Dollar figures in thousands            SunTrust Bank
                                                           Atlanta, GA
                                                           31-Dec-13
Income and Expense                                         (Year-to-date)

1  Number of institutions reporting                                  1
2  Total interest income                                     5,338,032
3  Total interest expense                                      422,267
4  Net interest income                                       4,915,765
5  Provision for loan and lease losses                         548,570
6  Total noninterest income                                  2,590,662
7  Fiduciary activities                                        282,225
8  Service charges on deposit accounts                         657,531
9  Trading account gains & fees                                 87,432
10 Additional noninterest income                             1,563,474
11 Total noninterest expense                                 5,566,528
12 Salaries and employee benefits                            2,408,018
13 Premises and equipment expense                              524,776
14 Additional noninterest expense                            2,633,734
15 Pre-tax net operating income                              1,391,329
16 Securities gains (losses)                                       280
17 Applicable income taxes                                     203,166
18 Income before extraordinary items                         1,188,443
19 Extraordinary gains - net                                         0
20 Net income attributable to bank                           1,179,378
21 Net income attributable to noncontrolling interests           9,065
22 Net income attributable to bank and                       1,188,443
   noncontrolling interests
23 Net charge-offs                                             678,410
24 Cash dividends                                              300,000
25 Sale, conversion, retirement of capital stock, net            8,150
26 Net operating income                                      1,188,205

SunTrust Bank
303 Peachtreet Street, Northeast
Atlanta, GA 30308
FDIC Certificate #: 867   Bank Charter Class: SM

Definition          Dollar figures in thousands            SunTrust Bank
                                                           Atlanta, GA
                                                           31-Dec-13
Assets and Liabilities                                     (Year-to-date)

1  Total employees (full-time equivalent)                       24,319
2  Total assets                                            171,261,678
3  Cash and due from depository institutions                 4,234,199
4  Interest-bearing balances                                 2,456,353
5  Securities                                               21,475,511
6  Federal funds sold & reverse repurchase agreements          152,456
7  Net loans & leases                                      127,391,126
8  Loan loss allowance                                       2,043,230
9  Trading account assets                                    3,372,692
10 Bank premises and fixed assets                            1,366,551
11 Other real estate owned                                     272,126
12 Goodwill and other intangibles                            7,191,083
13 All other assets                                          5,805,934
14 Total liabilities and capital                           171,261,678
15 Total liabilities                                       149,678,122
16 Total deposits                                          132,947,193
17 Interest-bearing deposits                                96,525,080
18 Deposits held in domestic offices                       132,947,193
19 % insured                                                    63.89%
20 Federal funds purchased & repurchase agreements           2,069,791
21 Trading liabilities                                         593,958
22 Other borrowed funds                                      9,350,471
23 Subordinated debt                                         1,799,792
24 All other liabilities                                     2,916,917
25 Total equity capital                                     21,583,556
26 Total bank equity capital                                21,474,893
27 Perpetual preferred stock                                         0
28 Common stock                                                 21,600
29 Surplus                                                  13,385,991
30 Undivided profits                                         8,067,302
31 Noncontrolling interests in consolidated subsidiaries       108,663

   Memoranda:

32 Noncurrent loans and leases                               2,214,041
33 Noncurrent loans that are wholly or partially             1,181,979
   guaranteed by the U.S. government
34 Income earned, not collected on loans                       607,317
35 Earning assets                                          153,703,071
36 Long-term assets (5+ years)                              52,793,746
37 Average Assets, year-to-date                            168,539,106
38 Average Assets, quarterly                               169,393,366
39 Total risk weighted assets                              146,508,546
40 Adjusted average assets for leverage capital            164,242,556
   purposes
41 Life insurance assets                                       801,898
42 General account life insurance assets                       493,986
43 Separate account life insurance assets                      146,970
44 Hybrid life insurance assets                                160,942
45 Volatile liabilities                                      7,999,581
46 Insider loans                                                39,846
47 FHLB advances                                             7,015,611
48 Loans and leases held for sale                            1,406,828
49 Unused loan commitments                                  54,996,953
50 Tier 1 (core) risk-based capital                         16,059,188
51 Tier 2 risk-based capital                                 2,750,756
52 Total unused commitments                                 54,996,953
53 Derivatives                                             226,156,187



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



Item 1119 of Regulation AB, Affiliations and Certain Relationships and Related Transactions.

The information regarding this item has been previously provided in a Prospectus Supplement of the registrant relating to the issuing entity filed on September 26, 2011 pursuant to Rule 424(b)(5).



Item 1122 of Regulation AB, Compliance with Applicable Servicing Criteria.

The reports on assessment of compliance with the servicing criteria for asset-backed securities and the related attestation reports on such assessments of compliance are attached hereto under Item 15. Attached as Exhibit AA to the Pooling and Servicing Agreement incorporated by reference as Exhibit 4 to this Annual Report on Form 10-K is a chart identifying the entities participating in a servicing function for the transaction responsible for each applicable servicing criterion set forth in Item 1122(d).

The assessment of compliance with applicable servicing criteria for the twelve months ended December 31, 2013, furnished pursuant to Item 1122 of Regulation AB by KeyBank National Association (the "2013 KeyBank Assessment") for its commercial real estate mortgage loans platform, discloses that material instances of noncompliance occurred with respect to the servicing criteria described in Items 1122(d)(4)(i) and 1122(d)(4)(x)(c) of Regulation AB. The 2013 KeyBank Assessment is attached to this Form 10-K as Exhibit 33.1. The material instances of noncompliance disclosed in the 2013 KeyBank Assessment are as follows:

1) KeyBank National Association ("KeyBank") has identified the following material instances of noncompliance with servicing criteria 1122(d)(4)(i) and 1122(d)(4)(x)(c)applicable to the commercial loans securitized during the year ended December 31, 2013, as follows:

i) 1122(d)(4)(i) Collateral or security on pool assets is maintained as required by the transaction agreements or related pool asset documents.

ii) 1122(d)(4)(x)(c)-Regarding any funds held in trust for an obligor (such as escrow accounts): such funds are returned to the obligor within 30 calendar days of full repayment of the related pool asset, or such other number of days specified in the transaction agreements.

2) KeyBank has implemented the following remediation procedures:

i) 1122(d)(4)(i)- Regarding UCC filings, it was discovered, upon transfer of the servicing to KeyBank from the previous servicer, that two loans did not have appropriate UCC filings originally filed or continued. The loans have since been corrected, and KeyBank determined that no liens were filed in front of the UCC filing. All loans, for which servicing was transferred to KeyBank during 2013, have been reviewed, and, the filings are being maintained in accordance with the transaction agreements.

ii) 1122(d)(4)(x)(c)- Escrow funds were not returned to the obligor within 30 calendar days of repayment. Appropriate steps have been taken, including monthly status meetings, meeting minutes, and revised procedures to insure that the refund of escrows occurs within 30 calendar days of full repayment.



Item 1123 of Regulation AB, Servicer Compliance Statement.

The servicer compliance statements are attached as Exhibits to this Annual Report on Form 10-K.



                               Part IV

  Item 15. Exhibits, Financial Statement Schedules.

  (a) The following is a list of documents filed as part of this Annual Report on Form 10-K.

      (1) Not applicable.

      (2) Not applicable.

      (3) See below.


          (4) Pooling and Servicing Agreement, dated as of September 1, 2011, among J.P. Morgan Chase Commercial Mortgage Securities Corp., as depositor, Midland Loan Services, A Division Of PNC Bank, National Association, as master servicer, Torchlight Loan Services, LLC, as special servicer, Wells Fargo Bank, National Association, as trustee and paying agent, and Pentalpha Surveillance LLC, as senior trust advisor (filed as Exhibit 4 to the registrant's Amendment No. 1 to Annual Report on Form 10-K/A, filed on July 27, 2012 and incorporated by reference herein)

          (31) Rule 13a-14(d)/15d-14(d) Certification.

          (33) Reports on assessment of compliance with servicing criteria for asset-backed securities.



          33.1 KeyBank National Association (as successor to KeyCorp Real Estate Capital Markets,
          Inc.), as Primary Servicer
          33.2 Midland Loan Services, a Division of PNC Bank, National Association, as Master
          Servicer
          33.3 Pentalpha Surveillance LLC, as Senior Trust Advisor
          33.4 Torchlight Loan Services, LLC, as Special Servicer
          33.5 Wells Fargo Bank, National Association, as Trustee and Paying Agent
          33.6 Wells Fargo Bank, National Association, as Custodian



          (34) Attestation reports on assessment of compliance with servicing criteria for asset-backed securities.



          34.1 KeyBank National Association (as successor to KeyCorp Real Estate Capital Markets,
          Inc.), as Primary Servicer
          34.2 Midland Loan Services, a Division of PNC Bank, National Association, as Master
          Servicer
          34.3 Pentalpha Surveillance LLC, as Senior Trust Advisor
          34.4 Torchlight Loan Services, LLC, as Special Servicer
          34.5 Wells Fargo Bank, National Association, as Trustee and Paying Agent
          34.6 Wells Fargo Bank, National Association, as Custodian



          (35) Servicer compliance statement.



          35.1 KeyBank National Association (as successor to KeyCorp Real Estate Capital Markets,
          Inc.), as Primary Servicer
          35.2 Midland Loan Services, a Division of PNC Bank, National Association, as Master
          Servicer
          35.3 Torchlight Loan Services, LLC, as Special Servicer
          35.4 Wells Fargo Bank, National Association, as Paying Agent


          (99.1) Mortgage Loan Purchase Agreement, dated as of September 1, 2011, between JPMorgan Chase Bank, National Association and J.P. Morgan Chase Commercial Mortgage Securities Corp., relating to the mortgage loans sold to the depositor by JPMorgan Chase Bank, National Association (filed as Exhibit 99.1 to the registrant's Amendment No. 1 to Annual Report on Form 10-K/A, filed on July 27, 2012 and incorporated by reference herein)

          (99.2) Subservicing Agreement, dated as of September 1, 2011, between Midland Loan Services, a Division of PNC Bank, National Association, as master servicer, and KeyCorp Real Estate Capital Markets, Inc., as subservicer (Filed as Exhibit 99.2 to the registrant's Amendment No. 1 to Annual Report on Form 10-K/A, filed on July 27, 2012 and incorporated by reference herein).

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


   J.P. Morgan Chase Commercial Mortgage Securities Corp.
   (Depositor)


   /s/ Brian Baker
   Brian Baker, President and Chief Executive Officer
   (senior officer in charge of securitization of the depositor)


    Date:   March 28, 2014



  Exhibit Index

  Exhibit No.


   (4) Pooling and Servicing Agreement, dated as of September 1, 2011, among J.P. Morgan Chase Commercial Mortgage Securities Corp., as depositor, Midland Loan Services, A Division Of PNC Bank, National Association, as master servicer, Torchlight Loan Services, LLC, as special servicer, Wells Fargo Bank, National Association, as trustee and paying agent, and Pentalpha Surveillance LLC, as senior trust advisor (filed as Exhibit 4 to the registrant's Amendment No. 1 to Annual Report on Form 10-K/A, filed on July 27, 2012 and incorporated by reference herein)

   (31) Rule 13a-14(d)/15d-14(d) Certification.

   (33) Reports on assessment of compliance with servicing criteria for asset-backed securities.



    33.1 KeyBank National Association (as successor to KeyCorp Real Estate Capital Markets,
    Inc.), as Primary Servicer
    33.2 Midland Loan Services, a Division of PNC Bank, National Association, as Master
    Servicer
    33.3 Pentalpha Surveillance LLC, as Senior Trust Advisor
    33.4 Torchlight Loan Services, LLC, as Special Servicer
    33.5 Wells Fargo Bank, National Association, as Trustee and Paying Agent
    33.6 Wells Fargo Bank, National Association, as Custodian


   (34) Attestation reports on assessment of compliance with servicing criteria for asset-backed securities.



    34.1 KeyBank National Association (as successor to KeyCorp Real Estate Capital Markets,
    Inc.), as Primary Servicer
    34.2 Midland Loan Services, a Division of PNC Bank, National Association, as Master
    Servicer
    34.3 Pentalpha Surveillance LLC, as Senior Trust Advisor
    34.4 Torchlight Loan Services, LLC, as Special Servicer
    34.5 Wells Fargo Bank, National Association, as Trustee and Paying Agent
    34.6 Wells Fargo Bank, National Association, as Custodian


   (35) Servicer compliance statement.



    35.1 KeyBank National Association (as successor to KeyCorp Real Estate Capital Markets,
    Inc.), as Primary Servicer
    35.2 Midland Loan Services, a Division of PNC Bank, National Association, as Master
    Servicer
    35.3 Torchlight Loan Services, LLC, as Special Servicer
    35.4 Wells Fargo Bank, National Association, as Paying Agent


   (99.1) Mortgage Loan Purchase Agreement, dated as of September 1, 2011, between JPMorgan Chase Bank, National Association and J.P. Morgan Chase Commercial Mortgage Securities Corp., relating to the mortgage loans sold to the depositor by JPMorgan Chase Bank, National Association (filed as
   Exhibit 99.1 to the registrant's Amendment No. 1 to Annual Report on Form 10-K/A, filed on July 27, 2012 and incorporated by reference herein)

   (99.2) Subservicing Agreement, dated as of September 1, 2011, between Midland Loan Services, a Division of PNC Bank, National Association, as master servicer, and KeyCorp Real Estate Capital Markets, Inc., as subservicer (Filed as Exhibit 99.2 to the registrant's Amendment No. 1 to Annual Report on Form 10-K/A, filed on July 27, 2012 and incorporated by reference herein).