Form 10-K
J.P. Morgan Chase Commercial Mortgage Securities Trust 2011-C5
filed 2015-03-30
CIK 1529658

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10‑K

(Mark one)

/X/ ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2014

or

/ /   TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from _____ to_____

Commission file number of the issuing entity:  333-165147-01

Central Index Key Number of the issuing entity:  0001529658

J.P. Morgan Chase Commercial Mortgage Securities Trust 2011-C5

(exact name of the issuing entity as specified in its charter)

Central Index Key Number of the depositor:  0001013611

J.P. Morgan Chase Commercial Mortgage Securities Corp.

(exact name of the depositor as specified in its charter)

Central Index Key Number of the sponsor:  0000835271

JPMorgan Chase Bank, National Association

(exact name of the sponsor as specified in its charter)

New York (State or other jurisdiction of incorporation or organization of the issuing entity)	38-3851352 38-3851353 38-7003224 (I.R.S. Employer Identification Numbers)

c/o Wells Fargo Bank, N.A.
9062 Old Annapolis Road
Columbia, MD
(Address of principal executive offices of the issuing entity)

21045
(Zip Code)

Registrant’s telephone number, including area code:
(212) 272-6858

Securities registered pursuant to Section 12(b) of the Act:  None.

Securities registered pursuant to Section 12(g) of the Act:  None.

Indicate by check mark if the registrant is a well-known seasoned issuer, as defined in Rule 405 of the Securities Act.  / /Yes /X/ No

Indicate by check mark if the registrant is not required to file reports pursuant to Section 13 or Section 15(d) of the Act.  / /Yes /X/ No

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.  /X/Yes / /No

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (Section 232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files).

Not applicable.

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K (Section 229.405 of this chapter) is not contained herein, and will not be contained, to the best of registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10‑K or any amendment to this Form 10‑K.

Not applicable.

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company.  See the definitions of “large accelerated filer”, “accelerated filer” and “smaller reporting company” in Rule 12b-2 of the Exchange Act.

Large accelerated filer          / /                                                                                                         Accelerated filer                                      / /

Non-accelerated filer         /X/  (Do not check if a smaller reporting company)                              Smaller reporting company                     / /

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act).  / /Yes /X/ No

State the aggregate market value of the voting and non-voting common equity held by non-affiliates computed by reference to the price at which the common equity was last sold, or the average bid and asked price of such common equity, as of the last business day of the registrant’s most recently completed second fiscal quarter.

Not applicable.

Indicate by check mark whether the registrant has filed all documents and reports required to be filed by Section 12, 13 or 15(d) of the Securities Exchange Act of 1934 subsequent to the distribution of securities under a plan confirmed by a court.  / /Yes / / No

Not applicable.

Indicate the number of shares outstanding of each of the registrant’s classes of common stock, as of the latest practicable date.

Not applicable.

DOCUMENTS INCORPORATED BY REFERENCE

List hereunder the following documents if incorporated by reference and the Part of the Form 10‑K (e.g., Part I, Part II, etc.) into which the document is incorporated: (1)Any annual report to security holders; (2) Any proxy or information statement; and (3)Any prospectus filed pursuant to Rule 424(b) or (c) under the Securities Act of 1933.  The listed documents should be clearly described for identification purposes (e.g., annual report to security holders for fiscal year ended December 24, 1980).

Not applicable.

EXPLANATORY NOTE

With regard to the servicing criterion set forth in Item 1122(d)(4)(iv), Torchlight Loan Services, LLC, as special servicer, has indicated that the criterion is not applicable. Under the terms of the related pooling and servicing agreement, the master servicer may perform this servicing function, and Torchlight Loan Services, LLC understands that the master servicer and the primary servicer have included this criterion in their own assessments of compliance for this transaction.

PART I

Item 1.  Business.

Omitted.

Item 1A.  Risk Factors.

Omitted.

Item 1B.  Unresolved Staff Comments.

None.

Item 2.  Properties.

Omitted.

Item 3.  Legal Proceedings.

Omitted.

Item 4.  Mine Safety Disclosures.

Not applicable.

PART II

Item 5.  Market for Registrant’s Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities.

Omitted.

Item 6.  Selected Financial Data.

Omitted.

Item 7.  Management’s Discussion and Analysis of Financial Condition and Results of Operations.

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

Item 14.  Principal Accounting Fees and Services.

Omitted.

ADDITIONAL DISCLOSURE ITEMS FOR REGULATION AB

Item 1112(b) of Regulation AB, Significant Obligor Financial Information.

The InterContinental Hotel Chicago Mortgage Loan (Loan #1 on Annex A-1 to the Prospectus Supplement of the registrant relating to the issuing entity filed on September 26, 2011 pursuant to Rule 424(b)(5) (the “Prospectus Supplement”)) constitutes a significant obligor within the meaning of Item 1101(k)(2) of Regulation AB, as disclosed in the Prospectus Supplement. In accordance with Item 1112(b) of Regulation AB, the most recent unaudited net operating income of the significant obligor was $15,770,649 for the twelve-month period ended December 31, 2014.

SunTrust Bank, the lessee at the mortgaged properties that secure the SunTrust Bank Portfolio I Mortgage Loan (Loan #2 on Annex A-1 to the Prospectus Supplement) and the SunTrust Bank Portfolio II Mortgage Loan (Loan #13 on Annex A-1 to the Prospectus Supplement), constitutes a significant obligor within the meaning of 1101(k)(3) of Regulation AB, as disclosed in the Prospectus Supplement. Year-end financial information required under Item 1112(b)(1) of Regulation AB can be found in the tables below.

SunTrust Bank
303 Peachtreet Street, Northeast
Atlanta, GA 30308
FDIC Certificate #: 867 Bank Charter Class: SM

Definition	Dollar figures in thousands	SunTrust Bank
		Atlanta, GA
		December 31, 2014
Income and Expense		(Year-to-date)
1 Number of institutions reporting		1
2 Total interest income		5,338,597
3 Total interest expense		401,318
4 Net interest income		4,937,279
5 Provision for loan and lease losses		338,266
6 Total noninterest income		2,743,294
7 Fiduciary activities		293,457
8 Service charges on deposit accounts		645,738
9 Trading account gains & fees		140,118
10 Additional noninterest income		1,663,981
11 Total noninterest expense		5,114,963
12 Salaries and employee benefits		2,452,062
13 Premises and equipment expense		498,488
14 Additional noninterest expense		2,164,413
15 Pre-tax net operating income		2,227,344
16 Securities gains (losses)		-14,125
17 Applicable income taxes		466,317
18 Income before extraordinary items		1,746,902
19 Extraordinary gains – net		0
20 Net income attributable to bank		1,737,829
21 Net income attributable to noncontrolling interests		9,073
22 Net income attributable to bank and		1,746,902
noncontrolling interests
23 Net charge-offs		445,277
24 Cash dividends		775,000
25 Sale, conversion, retirement of capital stock, net		1,213
26 Net operating income		1,758,061

SunTrust Bank
303 Peachtreet Street, Northeast
Atlanta, GA 30308
FDIC Certificate #: 867 Bank Charter Class: SM

Definition	Dollar figures in thousands	SunTrust Bank
		Atlanta, GA
		December 31, 2014
Assets and Liabilities		(Year-to-date)
1 Total employees (full-time equivalent)		22,873
2 Total assets		185,909,845
3 Cash and due from depository institutions		7,051,225
4 Interest-bearing balances		5,106,686
5 Securities		25,728,180
6 Federal funds sold & reverse repurchase agreements		140,695
7 Net loans & leases		134,426,754
8 Loan loss allowance		1,936,219
9 Trading account assets		4,154,151
10 Bank premises and fixed assets		1,314,759
11 Other real estate owned		171,540
12 Goodwill and other intangibles		7,089,895
13 All other assets		5,832,646
14 Total liabilities and capital		185,909,845
15 Total liabilities		163,191,043
16 Total deposits		143,269,869
17 Interest-bearing deposits		104,814,950
18 Deposits held in domestic offices		142,894,869
19 % insured		60.05%
20 Federal funds purchased & repurchase agreements		2,148,789
21 Trading liabilities		594,059
22 Other borrowed funds		12,808,880
23 Subordinated debt		1,782,517
24 All other liabilities		2,586,929
25 Total equity capital		22,718,802
26 Total bank equity capital		22,605,230
27 Perpetual preferred stock		0
28 Common stock		21,600
29 Surplus		13,387,205
30 Undivided profits		9,196,425
31 Noncontrolling interests in consolidated subsidiaries		113,572

Memoranda:
32 Noncurrent loans and leases	1,729,273
33 Noncurrent loans that are wholly or partially	1,031,187
guaranteed by the U.S. government
34 Income earned, not collected on loans	596,967
35 Earning assets	168,379,036
36 Long-term assets (5+ years)	53,027,672
37 Average Assets, year-to-date	178,710,377
38 Average Assets, quarterly	184,232,663
39 Total risk weighted assets	159,665,762
40 Adjusted average assets for leverage capital	178,086,440
purposes
41 Life insurance assets	825,559
42 General account life insurance assets	509,147
43 Separate account life insurance assets	149,618
44 Hybrid life insurance assets	166,794
45 Volatile liabilities	9,348,449
46 Insider loans	54,746
47 FHLB advances	8,018,496
48 Loans and leases held for sale	3,123,941
49 Unused loan commitments	62,988,977
50 Tier 1 (core) risk-based capital	17,036,311
51 Tier 2 risk-based capital	2,582,422
52 Total unused commitments	62,988,977
53 Derivatives	232,735,637

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

Item 1117 of Regulation AB, Legal Proceedings.

The registrant knows of no material pending legal proceedings involving the Trust and all parties related to such Trust, other than routine litigation incidental to the duties of those respective parties, and the following, with respect to Wells Fargo Bank, National Association, as the Trustee:

On June 18, 2014, a group of institutional investors filed a civil complaint in the Supreme Court of the State of New York, New York County, against Wells Fargo Bank, N.A., in its capacity as trustee under 276 residential mortgage backed securities (“RMBS”) trusts, which was later amended on July 18, 2014, to increase the number of trusts to 284 RMBS trusts. On November 24, 2014, the plaintiffs filed a motion to voluntarily dismiss the state court action without prejudice. That same day, a group of institutional investors filed a civil complaint in the United States District Court for the Southern District of New York against Wells Fargo Bank, N.A., alleging claims against the bank in its capacity as trustee for 274 RMBS trusts (the “Complaint”). In December 2014, the plaintiffs’ motion to voluntarily dismiss their original state court action was granted. As with the prior state court action, the Complaint is one of six similar complaints filed contemporaneously against RMBS trustees (Deutsche Bank, Citibank, HSBC, Bank of New York Mellon and US Bank) by a group of institutional investor plaintiffs. The Complaint against Wells Fargo Bank, N.A. alleges that the trustee caused losses to investors and asserts causes of action based upon, among other things, the trustee’s alleged failure to (i) enforce repurchase obligations of mortgage loan sellers for purported breaches of representations and warranties, (ii) notify investors of alleged events of default purportedly caused by breaches by mortgage loan servicers, and (iii) abide by appropriate standards of care following alleged events of default. Relief sought includes money damages in an unspecified amount, reimbursement of expenses, and equitable relief. Other cases alleging similar causes of action have been filed against Wells Fargo Bank, N.A. and other trustees by RMBS investors in these and other transactions. There can be no assurances as to the outcome of the litigation, or the possible impact of the litigation on the trustee or the RMBS trusts. However, Wells Fargo Bank, N.A. denies liability and believes that it has performed its obligations under the RMBS trusts in good faith, that its actions were not the cause of any losses to investors, and that it has meritorious defenses, and it intends to contest the plaintiffs’ claims vigorously.

Item 1119 of Regulation AB, Affiliations and Certain Relationships and Related Transactions.

The information regarding this item has been previously provided in a Prospectus Supplement.

Item 1122 of Regulation AB, Compliance with Applicable Servicing Criteria.

The reports on assessment of compliance with the servicing criteria for asset-backed securities and the related attestation reports on such assessments of compliance are attached hereto under Item 15 to this Annual Report on Form 10-K. Attached as Exhibit AA to the Pooling and Servicing Agreement incorporated by reference as Exhibit 4 to this Annual Report on Form 10-K is a chart identifying the entities participating in a servicing function for the transaction responsible for each applicable servicing criterion set forth in Item 1122(d).

Management’s assessment of compliance with Regulation AB servicing criteria furnished pursuant to Item 1122 of Regulation AB by KeyBank National Association (Key) attached to this Annual Report on Form 10-K as Exhibit 33.6 (the “KeyBank Assessment”) identified the following material instances of noncompliance with servicing criteria 1122(d)(4)(xv) during the calendar year ended December 31, 2014 with respect to commercial mortgage loans.

1)     Servicing Criteria impacted

1122(d)(4)(xv) –Any external enhancement or other support, identified in Item1114(a)(1) through (3) or item 1115 of Regulation AB, is maintained as set forth in the transaction agreements.

2)     Material Instances of Noncompliance with Servicing Criteria

Regarding external enhancements, specifically letters of credit, upon transfer of the servicing of the mortgage loans to KeyBank from the previous servicer, KeyBank was not properly named as the beneficiary on certain letters of credit because of deficiencies in policies and procedures relating to changes in named beneficiary.  KeyBank identified eighty mortgage loans that did not properly name KeyBank as beneficiary on the letters of credit.

3)     Remediation

The following remediation procedures have been initiated by KeyBank: (i) the impacted mortgage loans have been identified, (ii) borrower contact has been initiated, (iii) corrective actions are underway and are being tracked and monitored by senior management, (iv) procedures have been revised to include new tracking and action steps to prevent this situation from reoccurring in the future, and (v) training has been provided to the relevant staff members to prevent a recurrence, and (vi) updates will be made to software systems to assist staff members with compliance.

As of the date of the KeyBank Assessment, there are thirty-one mortgage loans contained within fourteen transactions for which the beneficiary name on the letters of credit still needs to be corrected.  The fourteen transactions are listed below, with the following information with respect to each transaction: the number of impacted mortgage loans to be corrected included in such transaction, and the aggregate amount of the letters of credit related to such impacted mortgage loans to be corrected.

Transaction	# of impacted mortgage loans to be corrected	Amount of the letters of credit related to such impacted mortgage loans to be corrected ($)
BACM 2005-4	1	2,500,000.00
BACM 2006-1	2	4,122,389.00
BACM 2006-3	4	1,397,562.00
BACM 2006-5	2	477,789.00
BACM 2006-6	4	1,305,983.00
BACM 2007-1	4	1,776,950.00
BACM 2007-2	3	595,091.00
BACM 2007-3	5	5,478,556.00
BACM 2007-4	1	1,000,000.00
BACM 2008-LS1	1	275,346.00
GECMC 2007-C1	2	614,472.00
MLMT 2008-C1	1	102,818.00
COMM 2006-C7	1	355,000.00
MSC 2012-C4	1	2,500,000.00

During the calendar year ended December 31, 2014, no demands were made upon any of the impacted letters of credit, and thus, none of the affected transactions were materially impacted.?

*The accountant’s attestation report referred to in the KeyBank Assessment includes only item 1 and item 2 (other than the last sentence thereof) referred to above.

Item 1123 of Regulation AB, Servicer Compliance Statement.

The servicer compliance statements are attached as Exhibits to this Annual Report on Form 10-K.

Part IV

Item 15. Exhibits and Financial Statement Schedules.

(a)            The following is a list of documents filed as part of this Annual Report on Form 10-K.

(1)           Not applicable.

(2)           Not applicable.

(3)           See below.

4              Pooling and Servicing Agreement, dated as of September 1, 2011, among J.P. Morgan Chase Commercial Mortgage Securities Corp., as depositor, Midland Loan Services, a Division of PNC Bank, National Association, as master servicer, Torchlight Loan Services, LLC, as special servicer, Wells Fargo Bank, National Association, as trustee and paying agent, and Pentalpha Surveillance LLC, as senior trust advisor (filed as Exhibit 4 to the registrant’s Amendment No. 1 to Annual Report on Form 10-K/A filed on July 27, 2012 and incorporated by reference herein)

31 Rule 13a-14(d)/15d-14(d) Certifications.

33            Reports on assessment of compliance with servicing criteria for asset-backed securities.

33.1 Midland Loan Services, a Division of PNC Bank, National Association, as Master Servicer
33.2 Torchlight Loan Services, LLC, as Special Servicer
33.3 Wells Fargo Bank, National Association, as Trustee and Paying Agent
33.4 Wells Fargo Bank, National Association, as Custodian
33.5 Pentalpha Surveillance LLC, as Senior Trust Advisor
33.6 KeyBank National Association (as successor to KeyCorp Real Estate Capital Markets, Inc.), as Primary Servicer

34            Attestation reports on assessment of compliance with servicing criteria for asset-backed securities.

34.1 Midland Loan Services, a Division of PNC Bank, National Association, as Master Servicer
34.2 Torchlight Loan Services, LLC, as Special Servicer
34.3 Wells Fargo Bank, National Association, as Trustee and Paying Agent
34.4 Wells Fargo Bank, National Association, as Custodian
34.5 Pentalpha Surveillance LLC, as Senior Trust Advisor
34.6 KeyBank National Association (as successor to KeyCorp Real Estate Capital Markets, Inc.), as Primary Servicer

35            Servicer compliance statements.

35.1 Midland Loan Services, a Division of PNC Bank, National Association, as Master Servicer
35.2 Torchlight Loan Services, LLC, as Special Servicer
35.3 Wells Fargo Bank, National Association, as Paying Agent
35.4 KeyBank National Association (as successor to KeyCorp Real Estate Capital Markets, Inc.), as Primary Servicer

99.1         Mortgage Loan Purchase Agreement, dated as of September 1, 2011, between JPMorgan Chase Bank, National Association and J.P. Morgan Chase Commercial Mortgage Securities Corp., relating to the mortgage loans sold to the depositor by JPMorgan Chase Bank, National Association (filed as Exhibit 99.1 to the registrant’s Amendment No. 1 to Annual Report on Form 10-K/A filed on July 27, 2012 and incorporated by reference herein)

99.2         Subservicing Agreement, dated as of September 1, 2011, between Midland Loan Services, a Division of PNC Bank, National Association, as master servicer, and KeyCorp Real Estate Capital Markets, Inc., as subservicer (filed as Exhibit 99.2 to the registrant’s Amendment No. 1 to Annual Report on Form 10-K/A filed on July 27, 2012 and incorporated by reference herein).

(b)           The exhibits required to be filed by the registrant pursuant to Item 601 of Regulation S-K are listed above and in the Exhibit Index that immediately follows the signature page hereof.

(c)            Not applicable.

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
(Depositor)

/s/ Brian Baker

Brian Baker, President and Chief Executive Officer

(senior officer in charge of securitization of the depositor)

Date: March 30, 2015

Exhibit Index

Exhibit No.

4              Pooling and Servicing Agreement, dated as of September 1, 2011, among J.P. Morgan Chase Commercial Mortgage Securities Corp., as depositor, Midland Loan Services, a Division of PNC Bank, National Association, as master servicer, Torchlight Loan Services, LLC, as special servicer, Wells Fargo Bank, National Association, as trustee and paying agent, and Pentalpha Surveillance LLC, as senior trust advisor (filed as Exhibit 4 to the registrant’s Amendment No. 1 to Annual Report on Form 10-K/A filed on July 27, 2012 and incorporated by reference herein)

31 Rule 13a-14(d)/15d-14(d) Certifications.

33 Reports on assessment of compliance with servicing criteria for asset-backed securities.

33.1 Midland Loan Services, a Division of PNC Bank, National Association, as Master Servicer
33.2 Torchlight Loan Services, LLC, as Special Servicer
33.3 Wells Fargo Bank, National Association, as Trustee and Paying Agent
33.4 Wells Fargo Bank, National Association, as Custodian
33.5 Pentalpha Surveillance LLC, as Senior Trust Advisor
33.6 KeyBank National Association (as successor to KeyCorp Real Estate Capital Markets, Inc.), as Primary Servicer

34 Attestation reports on assessment of compliance with servicing criteria for asset-backed securities.

34.1 Midland Loan Services, a Division of PNC Bank, National Association, as Master Servicer
34.2 Torchlight Loan Services, LLC, as Special Servicer
34.3 Wells Fargo Bank, National Association, as Trustee and Paying Agent
34.4 Wells Fargo Bank, National Association, as Custodian
34.5 Pentalpha Surveillance LLC, as Senior Trust Advisor
34.6 KeyBank National Association (as successor to KeyCorp Real Estate Capital Markets, Inc.), as Primary Servicer

35 Servicer compliance statements.

35.1 Midland Loan Services, a Division of PNC Bank, National Association, as Master Servicer
35.2 Torchlight Loan Services, LLC, as Special Servicer
35.3 Wells Fargo Bank, National Association, as Paying Agent
35.4 KeyBank National Association (as successor to KeyCorp Real Estate Capital Markets, Inc.), as Primary Servicer

99.1 Mortgage Loan Purchase Agreement, dated as of September 1, 2011, between JPMorgan Chase Bank, National Association and J.P. Morgan Chase Commercial Mortgage Securities Corp., relating to the mortgage loans sold to the depositor by JPMorgan Chase Bank, National Association (filed as Exhibit 99.1 to the registrant's Amendment No. 1 to Annual Report on Form 10-K/A filed on July 27, 2012 and incorporated by reference herein)

99.2 Subservicing Agreement, dated as of September 1, 2011, between Midland Loan Services, a Division of PNC Bank, National Association, as master servicer, and KeyCorp Real Estate Capital Markets, Inc., as subservicer (Filed as Exhibit 99.2 to the registrant's Amendment No. 1 to Annual Report on Form 10-K/A filed on July 27, 2012 and incorporated by reference herein).