Form 10-K
J.P. Morgan Chase Commercial Mortgage Securities Trust 2011-C5
filed 2016-03-24
CIK 1529658

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10‑K

(Mark one)

/X/ ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES
EXCHANGE ACT OF 1934

    For the fiscal year ended December 31, 2015

OR

// TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES
EXCHANGE ACT OF 1934

For the transition period from              to

Commission file number of the issuing entity:333-165147-01

Central Index Key Number of the issuing entity:0001529658

J.P. Morgan Chase Commercial Mortgage Securities Trust 2011-C5

(exact name of the issuing entity as specified in its charter)

Central Index Key Number of the depositor:0001013611

J.P. Morgan Chase Commercial Mortgage Securities Corp.

(exact name of the depositor as specified in its charter)

Central Index Key Number of the sponsor:0000835271

JPMorgan Chase Bank, National Association

(exact name of the sponsor as specified in its charter)

New York (State or other jurisdiction of incorporation or organization of the issuing entity)	38-3851352 38-3851353 38-7003224 (I.R.S. Employer Identification Numbers)

c/o Wells Fargo Bank, National Association

as Certificate Administrator

9062 Old Annapolis Road

 Columbia, MD

(Address of principal executive offices of the issuing entity)

21045

(Zip Code)

Registrant's telephone number, including area code:

(212) 272-6858

Securities registered pursuant to Section 12(b) of the Act: None.

Securities registered pursuant to Section 12(g) of the Act: None.

Indicate by check mark if the registrant is a well-known seasoned issuer, as defined in Rule 405 of the Securities Act. / / Yes /X/ No

Indicate by check mark if the registrant is not required to file reports pursuant to Section 13 or Section 15(d) of the Act. / / Yes /X/ No

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. /X/ Yes / / No

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (Section 232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files).

Not applicable.

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K (Section 229.405 of this chapter) is not contained herein, and will not be contained, to the best of registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K.

Not applicable.

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company. See definitions of “large accelerated filer”, “accelerated filer” and “smaller reporting company” in Rule 12b-2 of the Exchange Act.

Large accelerated filer / /                                                                                          Accelerated filer / /

Non-accelerated filer /X/ (Do not check if a smaller reporting company)                Smaller reporting company / /

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act). / / Yes /X/ No

State the aggregate market value of the voting and non-voting common equity held by non-affiliates computed by reference to the price at which the common equity was last sold, or the average bid and asked price of such common equity, as of the last business day of the registrant’s most recently completed second fiscal quarter.

Not applicable.

Indicate by check mark whether the registrant has filed all documents and reports required to be filed by Section 12, 13 or 15(d) of the Securities Exchange Act of 1934 subsequent to the distribution of securities under a plan confirmed by a court. / / Yes / / No

Not applicable.

Indicate the number of shares outstanding of each of the registrant’s classes of common stock, as of the latest practicable date.

Not applicable.

DOCUMENTS INCORPORATED BY REFERENCE

List hereunder the following documents if incorporated by reference and the Part of the Form 10-K (e.g., Part I, Part II, etc.) into which the document is incorporated: (1) Any annual report to security holders; (2) Any proxy or information statement; and (3) Any prospectus filed pursuant to Rule 424(b) or (c) under the Securities Act of 1933. The listed documents should be clearly described for identification purposes (e.g., annual report to security holders for fiscal year ended December 24, 1980).

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
Omitted.

ADDITIONAL DISCLOSURE ITEMS FOR REGULATION AB

Item 1112(b) of Regulation AB, Significant Obligor Financial Information.

The InterContinental Hotel Chicago Mortgage Loan (loan # 1 on Annex A-1 of the prospectus supplement of the registrant relating to the issuing entity filed on September 26, 2011 pursuant to Rule 424(b)(5)) constitutes a significant obligor within the meaning of Item 1101(k)(2) of Regulation AB as disclosed in the prospectus supplement. In accordance with Item 1112(b) of Regulation AB, the most recent unaudited net operating income of the significant obligor was $16,635,649.00 for the twelve- month period ended December 31, 2015.

SunTrust Bank, the lessee at the mortgaged properties that secure the SunTrust Bank Portfolio I Mortgage Loan and the SunTrust Bank Portfolio II Mortgage Loan (loans # 2 and loan # 13, respectively, on Annex A-1 of the prospectus supplement of the registrant relating to the issuing entity filed on September 26, 2011 pursuant to Rule 424(b)(5)) constitutes a significant obligor within the meaning of Item 1101(k)(3) of Regulation AB as disclosed in the prospectus supplement. Year-end financial information required under Item 1112(b) of Regulation AB can be found in the tables below.

303 Peachtree Street, Northeast
Atlanta, GA 30308
FDIC Certificate #: 867 Bank Charter Class: SM

Definition	Dollar figures in thousands	SunTrust Bank
		Atlanta, GA
		December 31, 2015
Income and Expense		(Year-to-date)
1 Number of institutions reporting		1
2 Total interest income		5,221,054
3 Total interest expense		358,610
4 Net interest income		4,862,444
5 Provision for loan and lease losses		155,816
6 Total noninterest income		2,792,190
7 Fiduciary activities		285,574
8 Service charges on deposit accounts		659,661
9 Trading account gains & fees		130,405
10 Additional noninterest income		1,716,550
11 Total noninterest expense		4,734,076
12 Salaries and employee benefits		2,429,650
13 Premises and equipment expense		486,655
14 Additional noninterest expense		1,817,771
15 Pre-tax net operating income		2,764,742
16 Securities gains (losses)		20,593
17 Applicable income taxes		797,609
18 Income before extraordinary items		1,987,726
19 Extraordinary gains – net		0
20 Net income attributable to bank		1,978,573
21 Net income attributable to noncontrolling interests		9,153
22 Net income attributable to bank and		1,987,726
noncontrolling interests
23 Net charge-offs		340,746
24 Cash dividends		1,125,000
25 Sale, conversion, retirement of capital stock, net		3,838
26 Net operating income		1,973,105
Definition	Dollar figures in thousands	SunTrust Bank
		Atlanta, GA
		December 31, 2015
Assets and Liabilities		(Year-to-date)
1 Total employees (full-time equivalent)		22,190
2 Total assets		186,710,993
3 Cash and due from depository institutions		4,321,384
4 Interest-bearing balances		2,591,248
5 Securities		27,180,743
6 Federal funds sold & reverse repurchase agreements		162,234
7 Net loans & leases		136,665,956
8 Loan loss allowance		1,751,289
9 Trading account assets		4,232,412
10 Bank premises and fixed assets		1,306,000
11 Other real estate owned		120,525
12 Goodwill and other intangibles		7,199,242
13 All other assets		5,522,497
14 Total liabilities and capital		186,710,993
15 Total liabilities		163,453,315
16 Total deposits		152,627,404
17 Interest-bearing deposits		112,711,281
18 Deposits held in domestic offices		152,617,387
19 % insured		59.64%
20 Federal funds purchased & repurchase agreements		2,456,491
21 Trading liabilities		622,409
22 Other borrowed funds		4,266,798
23 Subordinated debt		973,063
24 All other liabilities		2,507,150
25 Total equity capital		23,257,678
26 Total bank equity capital		23,144,159
27 Perpetual preferred stock		0
28 Common stock		21,600
29 Surplus		13,391,043
30 Undivided profits		9,731,516
31 Noncontrolling interests in consolidated subsidiaries		113,519

Memoranda:
32 Noncurrent loans and leases	1,653,660
33 Noncurrent loans that are wholly or partially	958,112
guaranteed by the U.S. government
34 Income earned, not collected on loans	625,198
35 Earning assets	169,890,914
36 Long-term assets (5+ years)	53,652,875
37 Average Assets, year-to-date	185,060,883
38 Average Assets, quarterly	184,938,582
39 Total risk weighted assets	162,037,422
40 Adjusted average assets for leverage capital	179,883,446
purposes
41 Life insurance assets	1,000,828
42 General account life insurance assets	679,151
43 Separate account life insurance assets	148,967
44 Hybrid life insurance assets	172,710
45 Volatile liabilities	4,400,333
46 Insider loans	519,580
47 FHLB advances	407,748
48 Loans and leases held for sale	1,808,241
49 Unused loan commitments	89,819,135
50 Tier 1 (core) risk-based capital	17,907,600
51 Tier 2 risk-based capital	2,193,120
52 Total unused commitments	89,819,135
53 Derivatives	248,811,860

Item 1114(b)(2) of Regulation AB, Significant Enhancement Provider Financial Information.

No entity or group of affiliated entities provides any external credit enhancement or other support for the certificates within this transaction as described under Item 1114(a) of Regulation AB.

Item 1115(b) of Regulation AB, Certain Derivatives Instruments (Financial Information).

No entity or group of affiliated entities provides any derivative instruments or other support for the certificates within this transaction as described under Item 1115 of Regulation AB.

Item 1117 of Regulation AB, Legal Proceedings.

The registrant knows of no material pending legal proceeding involving the trust or any party related to the trust, other than routine litigation incidental to the duties of those respective parties, and the following, with respect to Wells Fargo Bank, National Association, as trustee, paying agent and custodian, and KeyBank National Association (as successor to KeyCorp Real Estate Capital Markets, Inc.), as primary servicer:

On June 18, 2014, a group of institutional investors filed a civil complaint in the Supreme Court of the State of New York, New York County, against Wells Fargo Bank, N.A., in its capacity as trustee under 276 residential mortgage backed securities (“RMBS”) trusts, which was later amended on July 18, 2014, to increase the number of trusts to 284 RMBS trusts.  On November 24, 2014, the plaintiffs filed a motion to voluntarily dismiss the state court action without prejudice.  That same day, a group of institutional investors filed a civil complaint in the United States District Court for the Southern District of New York (the “District Court”) against Wells Fargo Bank, alleging claims against the bank in its capacity as trustee for 274 RMBS trusts (the “Complaint”). In December 2014, the plaintiffs’ motion to voluntarily dismiss their original state court action was granted.  As with the prior state court action, the Complaint is one of six similar complaints filed contemporaneously against RMBS trustees (Deutsche Bank, Citibank, HSBC, Bank of New York Mellon and US Bank) by a group of institutional investor plaintiffs.  The Complaint against Wells Fargo Bank alleges that the trustee caused losses to investors and asserts causes of action based upon, among other things, the trustee's alleged failure to (i) enforce repurchase obligations of mortgage loan sellers for purported breaches of representations and warranties, (ii) notify investors of alleged events of default purportedly caused by breaches by mortgage loan servicers, and (iii) abide by appropriate standards of care following alleged events of default. Relief sought includes money damages in an unspecified amount, reimbursement of expenses, and equitable relief.  Other cases (collectively, the “Additional Complaints”) alleging similar causes of action have been filed against Wells Fargo Bank and other trustees in the same court by RMBS investors in these and other transactions, and these cases have been consolidated before the same judge. On January 19, 2016, an order was entered in connection with the Complaint in which the District Court declined to exercise jurisdiction over 261 trusts at issue in the Complaint; the District Court also allowed Plaintiffs to file amended complaints if they so chose, and three amended complaints have been filed. There can be no assurances as to the outcome of the litigation, or the possible impact of the litigation on the trustee or the RMBS trusts. However, Wells Fargo Bank denies liability and believes that it has performed its obligations under the RMBS trusts in good faith, that its actions were not the cause of any losses to investors, and that it has meritorious defenses, and it intends to contest the plaintiffs’ claims vigorously.

On February 23, 2016, a certificateholder of the J.P. Morgan Chase Commercial Mortgage Securities Trust, Series 2007-CIBC18 (the “Trust”), filed suit in the Supreme Court of New York, County of New York, against KeyBank National Association and Berkadia Commercial Mortgage LLC (collectively, the “Servicers”).  The suit was filed derivatively on behalf of the Trust.  The action was brought in connection with the Servicers’ determination of the fair value of a loan, secured by the Bryant Park Hotel in New York City, held by the Trust and sold to an assignee of the Trust’s directing certificateholder, pursuant to an exercise of the fair value option.  There can be no assurances as to the outcome of the action or the possible impact of the litigation on the Servicers.  Both Servicers deny liability, believe that they performed their obligations in accordance with the terms of the Pooling and Servicing Agreement applicable to the Trust, and intend to contest the claims asserted against them.

Item 1119 of Regulation AB, Affiliations and Certain Relationships and Related Transactions.

The information regarding this Item has been previously provided in a prospectus supplement of the Registrant relating to the issuing entity filed on September 26, 2011 pursuant to Rule 424(b)(5).

Item 1122 of Regulation AB, Compliance with Applicable Servicing Criteria.

The reports on assessments of compliance with the servicing criteria for asset-backed securities and related attestation reports on such assessments of compliance with respect to the mortgage loans are attached hereto under Item 15 to this Annual Report on Form 10-K. Attached as Exhibit AA to the Pooling and Servicing Agreement incorporated by reference as Exhibit 4 to this Annual Report on Form 10-K is a chart identifying the entities participating in a servicing function for the transaction responsible for each applicable servicing criteria set forth in Item 1122(d).

Item 1123 of Regulation AB, Servicer Compliance Statement.

The servicer compliance statements are attached as Exhibits to this Annual Report on Form 10-K.

PART IV

Item 15. Exhibits, Financial Statement Schedules

(a) The following is a list of documents filed as part of this Annual Report on Form 10-K:

(1) Not applicable

(2) Not applicable

(3) See below

4 Pooling and Servicing Agreement, dated as of September 1, 2011, by and among J.P. Morgan Chase Commercial Mortgage Securities Corp., as Depositor, Midland Loan Services, a Division of PNC Bank, National Association, as Master Servicer, Torchlight Loan Services, LLC, as Special Servicer, Wells Fargo Bank, National Association, as Trustee and as Paying Agent, and Pentalpha Surveillance LLC, as Senior Trust Advisor (filed as Exhibit 4 to the registrant’s Amendment No. 1 to Annual Report on Form 10-K/A filed on July 27, 2012 under Commission File No. 333-165147-01 and incorporated by reference herein).

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

35.1 Midland Loan Services, a Division of PNC Bank, National Association, as Master Servicer
35.2 Torchlight Loan Services, LLC, as Special Servicer
35.3 Wells Fargo Bank, National Association, as Paying Agent
35.4 KeyBank National Association (as successor to KeyCorp Real Estate Capital Markets, Inc.), as Primary Servicer

99.1 Mortgage Loan Purchase Agreement, dated as of September 29, 2011, between J.P. Morgan Chase Commercial Mortgage Securities Corp. and JPMorgan Chase Bank, National Association (filed as Exhibit 99.1 to the registrant’s Amendment No. 1 to Annual Report on Form 10-K/A filed on July 27, 2012 under Commission File No. 333-165147-01 and incorporated by reference herein)

99.2 Subservicing Agreement, dated as of September 1, 2011, between Midland Loan Services, a Division of PNC Bank, National Association, as master servicer, and KeyCorp Real Estate Capital Markets, Inc., as subservicer (filed as Exhibit 99.2 to the registrant’s Amendment No. 1 to Annual Report on Form 10-K/A filed on July 27, 2012 under Commission File No. 333-165147-01 and incorporated by reference herein)

(b) The exhibits required to be filed by the Registrant pursuant to Item 601 of Regulation S-K are listed above and in the Exhibit Index that immediately follows the signature page hereof.

(c) Not Applicable.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

J.P. Morgan Chase Commercial Mortgage Securities Corp.

(Depositor)

/s/ Kunal K. Singh

Kunal K. Singh, President and Chief Executive Officer

(senior officer in charge of securitization of the depositor)

Date: March 24, 2016

Exhibit Index

Exhibit No.

4 Pooling and Servicing Agreement, dated as of September 1, 2011, by and among J.P. Morgan Chase Commercial Mortgage Securities Corp., as Depositor, Midland Loan Services, a Division of PNC Bank, National Association, as Master Servicer, Torchlight Loan Services, LLC, as Special Servicer, Wells Fargo Bank, National Association, as Trustee and as Paying Agent, and Pentalpha Surveillance LLC, as Senior Trust Advisor (filed as Exhibit 4 to the registrant’s Amendment No. 1 to Annual Report on Form 10-K/A filed on July 27, 2012 under Commission File No. 333-165147-01 and incorporated by reference herein).

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

35.1 Midland Loan Services, a Division of PNC Bank, National Association, as Master Servicer
35.2 Torchlight Loan Services, LLC, as Special Servicer
35.3 Wells Fargo Bank, National Association, as Paying Agent
35.4 KeyBank National Association (as successor to KeyCorp Real Estate Capital Markets, Inc.), as Primary Servicer

99.1 Mortgage Loan Purchase Agreement, dated as of September 29, 2011, between J.P. Morgan Chase Commercial Mortgage Securities Corp. and JPMorgan Chase Bank, National Association (filed as Exhibit 99.1 to the registrant’s Amendment No. 1 to Annual Report on Form 10-K/A filed on July 27, 2012 under Commission File No. 333-165147-01 and incorporated by reference herein)

99.2 Subservicing Agreement, dated as of September 1, 2011, between Midland Loan Services, a Division of PNC Bank, National Association, as master servicer, and KeyCorp Real Estate Capital Markets, Inc., as subservicer (filed as Exhibit 99.2 to the registrant’s Amendment No. 1 to Annual Report on Form 10-K/A filed on July 27, 2012 under Commission File No. 333-165147-01 and incorporated by reference herein)