Form 10-K
period 2016-12-31
J.P. Morgan Chase Commercial Mortgage Securities Trust 2011-C5
filed 2017-03-21
CIK 1529658

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-K

(Mark One)

/X/ ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2016

or

/ /   TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from _____ to _____

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

Item 14.  Principal Accounting Fees and Services.

Omitted.

ADDITIONAL DISCLOSURE ITEMS FOR REGULATION AB

Item 1112(b) of Regulation AB, Significant Obligor Financial Information.

The InterContinental Hotel Chicago Mortgage Loan (Loan # 1 on Annex A-1 of the prospectus supplement of the registrant relating to the issuing entity filed on September 26, 2011 pursuant to Rule 424(b)(5)) constitutes a significant obligor within the meaning of Item 1101(k)(2) of Regulation AB as disclosed in the prospectus supplement. In accordance with Item 1112(b) of Regulation AB, the most recent unaudited net operating income of the significant obligor was $18,214,582.00 for the twelve- month period ended December 31, 2016.

SunTrust Bank, the lessee at the mortgaged properties that secure the SunTrust Bank Portfolio I Mortgage Loan and the SunTrust Bank Portfolio II Mortgage Loan (Loan # 2 and Loan # 13, respectively, on Annex A-1 of the prospectus supplement of the registrant relating to the issuing entity filed on September 26, 2011 pursuant to Rule 424(b)(5)) constitutes a significant obligor within the meaning of Item 1101(k)(3) of Regulation AB as disclosed in the prospectus supplement. Year-end financial information required under Item 1112(b) of Regulation AB can be found in the tables below.

303 Peachtree Street, Northeast
Atlanta, GA 30308
FDIC Certificate #: 867 Bank Charter Class: SM

Definition	Dollar figures in thousands	SunTrust Bank
		Atlanta, GA
		December 31, 2016
Income and Expense
1 Number of institutions reporting		1
2 Total interest income		5,736,248
3 Total interest expense		412,965
4 Net interest income		5,323,283
5 Provision for loan and lease losses		439,682
6 Total noninterest income		2,929,446
7 Fiduciary activities		265,012
8 Service charges on deposit accounts		670,259
9 Trading account gains & fees		153,305
10 Additional noninterest income		1,840,870
11 Total noninterest expense		4,975,546
12 Salaries and employee benefits		2,546,796
13 Premises and equipment expense		495,403
14 Additional noninterest expense		1,933,347
15 Pre-tax net operating income		2,837,501
16 Securities gains (losses)		4,348
17 Applicable income taxes		863,601
18 Income before extraordinary items		1,978,248
19 Discontinued Operations (Extraordinary gains – net)		0
20 Net income attributable to bank		1,969,279
21 Net income attributable to noncontrolling interests		8,969
22 Net income attributable to bank and		1,978,248
noncontrolling interests
23 Net charge-offs		482,683
24 Cash dividends		1,300,006
25 Sale, conversion, retirement of capital stock, net		0
26 Net operating income		1,975,204
Definition	Dollar figures in thousands	SunTrust Bank
		Atlanta, GA
		December 31, 2016
Assets and Liabilities
1 Total employees (full-time equivalent)		22,543
2 Total assets		200,557,635
3 Cash and due from depository institutions		5,091,199
4 Interest-bearing balances		2,923,462
5 Securities		29,979,571
6 Federal funds sold & reverse repurchase agreements		170,728
7 Net loans & leases		145,914,760
8 Loan loss allowance		1,708,288
9 Trading account assets		4,028,622
10 Bank premises and fixed assets		1,367,192
11 Other real estate owned		123,690
12 Goodwill and other intangibles		7,532,722
13 All other assets		6,349,151
14 Total liabilities and capital		200,557,635
15 Total liabilities		176,999,726
16 Total deposits		162,368,587
17 Interest-bearing deposits		121,857,322
18 Deposits held in domestic offices		161,758,587
19 % insured		57.29%
20 Federal funds purchased & repurchase agreements		2,475,842
21 Trading liabilities		218,976
22 Other borrowed funds		7,501,378
23 Subordinated debt		1,693,742
24 All other liabilities		2,741,201
25 Total equity capital		23,557,909
26 Total bank equity capital		23,449,592
27 Perpetual preferred stock		0
28 Common stock		21,600
29 Surplus		13,391,043
30 Undivided profits		10,036,949
31 Noncontrolling interests in consolidated subsidiaries		108,317

Memoranda:
32 Noncurrent loans and leases	2,134,369
33 Noncurrent loans that are wholly or partially	1,283,757
guaranteed by the U.S. government
34 Income earned, not collected on loans	690,521
35 Earning assets	182,110,199
36 Long-term assets (5+ years)	61,956,539
37 Average Assets, year-to-date	194,411,277
38 Average Assets, quarterly	200,379,200
39 Total risk weighted assets	173,084,528
40 Adjusted average assets for leverage capital	192,827,104
purposes
41 Life insurance assets	1,224,261
42 General account life insurance assets	898,935
43 Separate account life insurance assets	150,155
44 Hybrid life insurance assets	175,171
45 Volatile liabilities	5,895,145
46 Insider loans	514,670
47 FHLB advances	2,754,456
48 Loans and leases held for sale	4,164,632
49 Unused loan commitments	92,748,226
50 Tier 1 (core) risk-based capital	18,572,884
51 Tier 2 risk-based capital	2,702,948
52 Total unused commitments	92,748,226
53 Derivatives	289,502,552

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

 On June 18, 2014, a group of institutional investors filed a civil complaint in the Supreme Court of the State of New York, New York County, against Wells Fargo Bank, N.A. (“Wells Fargo Bank”), in its capacity as trustee under 276 residential mortgage backed securities (“RMBS”) trusts, which was later amended on July 18, 2014, to increase the number of trusts to 284 RMBS trusts. On November 24, 2014, the plaintiffs filed a motion to voluntarily dismiss the state court action without prejudice. That same day, a group of institutional investors filed a putative class action complaint in the United States District Court for the Southern District of New York (the “District Court”) against Wells Fargo Bank, alleging claims against the bank in its capacity as trustee for 274 RMBS trusts (the “Federal Court Complaint”). In December 2014, the plaintiffs’ motion to voluntarily dismiss their original state court action was granted. As with the prior state court action, the Federal Court Complaint is one of six similar complaints filed contemporaneously against RMBS trustees (Deutsche Bank, Citibank, HSBC, Bank of New York Mellon and US Bank) by a group of institutional investor plaintiffs. The Federal Court Complaint against Wells Fargo Bank alleges that the trustee caused losses to investors and asserts causes of action based upon, among other things, the trustee's alleged failure to: (i) notify and enforce repurchase obligations of mortgage loan sellers for purported breaches of representations and warranties, (ii) notify investors of alleged events of default, and (iii) abide by appropriate standards of care following alleged events of default. Relief sought includes money damages in an unspecified amount, reimbursement of expenses, and equitable relief. Other cases alleging similar causes of action have been filed against Wells Fargo Bank and other trustees in the District Court by RMBS investors in these and other transactions, and these cases against Wells Fargo Bank are proceeding before the same District Court judge. A similar complaint was also filed May 27, 2016 in New York state court by a different plaintiff investor. On January 19, 2016, an order was entered in connection with the Federal Court Complaint in which the District Court declined to exercise jurisdiction over 261 trusts at issue in the Federal Court Complaint; the District Court also allowed plaintiffs to file amended complaints as to the remaining, non-dismissed trusts, if they so chose, and three amended complaints have been filed. On December 17, 2016, the investor plaintiffs in the 261 trusts dismissed from the Federal Court Complaint filed a new complaint in New York state court (the “State Court Complaint”). Motions to dismiss all of the actions are pending except for the recently filed State Court Complaint. There can be no assurances as to the outcome of the litigations, or the possible impact of the litigations on the trustee or the RMBS trusts. However, Wells Fargo Bank denies liability and believes that it has performed its obligations under the RMBS trusts in good faith, that its actions were not the cause of any losses to investors, and that it has meritorious defenses, and it intends to contest the plaintiffs’ claims vigorously.

On February 23, 2016, a certificate holder of the J.P. Morgan Chase Commercial Mortgage Securities Trust, Series 2007-CIBC18 (the “Trust”) filed suit in the Supreme Court of New York, County of New York, against KeyBank National Association and Berkadia Commercial Mortgage LLC (collectively, the “Servicers”).  The suit was filed derivatively on behalf of the Trust.  The action was brought in connection with the Servicers’ determination of the fair value of a loan, secured by the Bryant Park Hotel in New York City, held by the Trust and sold to an assignee of the Trust’s directing certificate holder, pursuant to an exercise of the fair value option set forth in the Pooling and Servicing Agreement governing the Trust.  There can be no assurances as to the outcome of the action or the possible impact of the litigation on the Servicers.  Both Servicers deny liability, believe that they performed their obligations in accordance with the terms of the Pooling and Servicing Agreement, and have contested the claims asserted against them, filing a motion to dismiss the case.  On November 28, 2016, the Servicers’ motion to dismiss was granted.  The plaintiff certificate holder has filed a notice of appeal, and the appeal is pending.

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

PART IV

Item 15. Exhibits, Financial Statement Schedules

(a) The following is a list of documents filed as part of this Annual Report on Form 10-K:

(1) Not applicable

(2) Not applicable

(3) See below

4 Pooling and Servicing Agreement, dated as of September 1, 2011, by and among J.P. Morgan Chase Commercial Mortgage Securities Corp., as Depositor, Midland Loan Services, a Division of PNC Bank, National Association, as Master Servicer, Torchlight Loan Services, LLC, as Special Servicer, Wells Fargo Bank, National Association, as Trustee and Paying Agent, and Pentalpha Surveillance LLC, as Senior Trust Advisor (filed as Exhibit 4 to the registrant’s Amendment No. 1 to Annual Report on Form 10 K/A filed on July 27, 2012 under Commission File No. 333-165147-01 and incorporated by reference herein).

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

35.1 Midland Loan Services, a Division of PNC Bank, National Association, as Master Servicer
35.2 Torchlight Loan Services, LLC, as Special Servicer
35.3 Wells Fargo Bank, National Association, as Paying Agent
35.4 KeyBank National Association (as successor to KeyCorp Real Estate Capital Markets, Inc.), as Primary Servicer

99.1 Mortgage Loan Purchase Agreement, dated as of September 29, 2011, between J.P. Morgan Chase Commercial Mortgage Securities Corp., as Purchaser, and JPMorgan Chase Bank, National Association, as Seller (filed as Exhibit 99.1 to the registrant’s Amendment No. 1 to Annual Report on Form 10 K/A filed on July 27, 2012 under Commission File No. 333-165147-01 and incorporated by reference herein)

99.2 Subservicing Agreement, dated as of September 1, 2011, between Midland Loan Services, a Division of PNC Bank, National Association, as Master Servicer, and KeyCorp Real Estate Capital Markets, Inc., as Subservicer (filed as Exhibit 99.2 to the registrant’s Amendment No. 1 to Annual Report on Form 10 K/A filed on July 27, 2012 under Commission File No. 333-165147-01 and incorporated by reference herein)

(b) The exhibits required to be filed by the Registrant pursuant to Item 601 of Regulation S-K are listed above and in the Exhibit Index that immediately follows the signature page hereof.

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

(Depositor)

/s/ Kunal K. Singh

Kunal K. Singh, President and Chief Executive Officer

(senior officer in charge of securitization of the depositor)

Date: March 21, 2017

Exhibit Index

Exhibit No.

4 Pooling and Servicing Agreement, dated as of September 1, 2011, by and among J.P. Morgan Chase Commercial Mortgage Securities Corp., as Depositor, Midland Loan Services, a Division of PNC Bank, National Association, as Master Servicer, Torchlight Loan Services, LLC, as Special Servicer, Wells Fargo Bank, National Association, as Trustee and Paying Agent, and Pentalpha Surveillance LLC, as Senior Trust Advisor (filed as Exhibit 4 to the registrant’s Amendment No. 1 to Annual Report on Form 10 K/A filed on July 27, 2012 under Commission File No. 333-165147-01 and incorporated by reference herein).

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

35.1 Midland Loan Services, a Division of PNC Bank, National Association, as Master Servicer
35.2 Torchlight Loan Services, LLC, as Special Servicer
35.3 Wells Fargo Bank, National Association, as Paying Agent
35.4 KeyBank National Association (as successor to KeyCorp Real Estate Capital Markets, Inc.), as Primary Servicer

99.1 Mortgage Loan Purchase Agreement, dated as of September 29, 2011, between J.P. Morgan Chase Commercial Mortgage Securities Corp., as Purchaser, and JPMorgan Chase Bank, National Association, as Seller (filed as Exhibit 99.1 to the registrant’s Amendment No. 1 to Annual Report on Form 10 K/A filed on July 27, 2012 under Commission File No. 333-165147-01 and incorporated by reference herein)

99.2 Subservicing Agreement, dated as of September 1, 2011, between Midland Loan Services, a Division of PNC Bank, National Association, as Master Servicer, and KeyCorp Real Estate Capital Markets, Inc., as Subservicer (filed as Exhibit 99.2 to the registrant’s Amendment No. 1 to Annual Report on Form 10 K/A filed on July 27, 2012 under Commission File No. 333-165147-01 and incorporated by reference herein)