Form 10-K
period 2017-12-31
J.P. Morgan Chase Commercial Mortgage Securities Trust 2011-C5
filed 2018-03-22
CIK 1529658

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-K

(Mark One)

☒  ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2017

or

☐  TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from _____ to _____

Commission file number of the issuing entity: 333-165147-01

Central Index Key Number of the issuing entity: 0001529658

J.P. Morgan Chase Commercial Mortgage Securities Trust 2011‑C5

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

Indicate by check mark if the registrant is a well-known seasoned issuer, as defined in Rule 405 of the Securities Act.  ☐ Yes ⌧ No

Indicate by check mark if the registrant is not required to file reports pursuant to Section 13 or Section 15(d) of the Act.  ☐ Yes ⌧ No

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.  ⌧ Yes ☐ No

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (Section 232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files).

Not applicable.

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K (Section 229.405 of this chapter) is not contained herein, and will not be contained, to the best of registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K.

Not applicable.

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, smaller reporting company or an emerging growth company. See the definitions of “large accelerated filer”, “accelerated filer”, “smaller reporting company”, and “emerging growth company” in Rule 12b-2 of the Exchange Act.

Large accelerated filer        ☐                                                                                                        Accelerated filer                                      ☐

Non-accelerated filer          ⌧  (Do not check if a smaller reporting company)                            Smaller reporting company                     ☐

                                                                                                                                                        Emerging growth company                     ☐

If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act.                                             ☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act).  ☐ Yes ⌧ No

State the aggregate market value of the voting and non-voting common equity held by non-affiliates computed by reference to the price at which the common equity was last sold, or the average bid and asked price of such common equity, as of the last business day of the registrant’s most recently completed second fiscal quarter.

Not applicable.

Indicate by check mark whether the registrant has filed all documents and reports required to be filed by Section 12, 13 or 15(d) of the Securities Exchange Act of 1934 subsequent to the distribution of securities under a plan confirmed by a court.  ☐ Yes ☐ No

Not applicable.

Indicate the number of shares outstanding of each of the registrant’s classes of common stock, as of the latest practicable date.

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

Item 14.  Principal Accounting Fees and Services.

Omitted.

ADDITIONAL DISCLOSURE ITEMS FOR REGULATION AB

Item 1112(b) of Regulation AB, Significant Obligor Financial Information.

The InterContinental Hotel Chicago Mortgage Loan (Loan # 1 on Annex A-1 of the prospectus supplement of the registrant relating to the issuing entity filed on September 26, 2011 pursuant to Rule 424(b)(5)) constitutes a significant obligor within the meaning of Item 1101(k)(2) of Regulation AB as disclosed in the prospectus supplement. In accordance with Item 1112(b) of Regulation AB, the most recent unaudited net operating income of the significant obligor was $15,655,303.00 for the twelve- month period ended December 31, 2017.

SunTrust Bank, the lessee at the mortgaged properties that secure the SunTrust Bank Portfolio I Mortgage Loan and the SunTrust Bank Portfolio II Mortgage Loan (Loan # 2 and Loan #13, respectively) on Annex A-1 of the prospectus supplement of the registrant relating to the issuing entity filed on September 26, 2011 pursuant to Rule 424(b)(5)) constitutes a significant obligor within the meaning of Item 1101(k)(3) of Regulation AB as disclosed in the prospectus supplement. Year-end financial information required under Item 1112(b) of Regulation AB, can be found in the tables below.

303 Peachtree Street, Northeast
Atlanta, GA 30308
FDIC Certificate #: 867 Bank Charter Class: SM

Definition	Dollar figures in thousands	SunTrust Bank
		Atlanta, GA
		December 31, 2017
Income and Expense
1 Number of institutions reporting		1
2 Total interest income		6,344,743
3 Total interest expense		614,910
4 Net interest income		5,729,833
5 Provision for loan and lease losses		397,023
6 Total noninterest income		2,953,132
7 Fiduciary activities		268,017
8 Service charges on deposit accounts		640,581
9 Trading account gains & fees		140,850
10 Additional noninterest income		1,903,684
11 Total noninterest expense		5,207,258
12 Salaries and employee benefits		2,671,443
13 Premises and equipment expense		518,807
14 Additional noninterest expense		2,017,008
15 Pre-tax net operating income		3,078,684
16 Securities gains (losses)		-108,459
17 Applicable income taxes		578,347
18 Income before extraordinary items		2,391,878
19 Discontinued Operations (Extraordinary gains – net)		0
20 Net income attributable to bank		2,382,813
21 Net income attributable to noncontrolling interests		9,065
22 Net income attributable to bank and		2,391,878
noncontrolling interests
23 Net charge-offs		370,772
24 Cash dividends		1,400,000
25 Sale, conversion, retirement of capital stock, net		12,647
26 Net operating income		2,479,730
Definition	Dollar figures in thousands	SunTrust Bank
		Atlanta, GA
		December 31, 2017
Assets and Liabilities
1 Total employees (full-time equivalent)		22,079
2 Total assets		201,637,519
3 Cash and due from depository institutions		5,361,854
4 Interest-bearing balances		2,978,482
5 Securities		30,862,994
6 Federal funds sold & reverse repurchase agreements		111,093
7 Net loans & leases		143,800,210
8 Loan loss allowance		1,734,539
9 Trading account assets		3,364,591
10 Bank premises and fixed assets		1,556,170
11 Other real estate owned		78,576
12 Goodwill and other intangibles		7,662,885
13 All other assets		8,839,146
14 Total liabilities and capital		201,637,519
15 Total liabilities		177,084,686
16 Total deposits		164,051,107
17 Interest-bearing deposits		123,578,073
18 Deposits held in domestic offices		164,051,107
19 % insured		56.61%
20 Federal funds purchased & repurchase agreements		2,788,330
21 Trading liabilities		123,471
22 Other borrowed funds		4,689,662
23 Subordinated debt		1,250,587
24 All other liabilities		4,181,529
25 Total equity capital		24,552,833
26 Total bank equity capital		24,444,710
27 Perpetual preferred stock		0
28 Common stock		21,600
29 Surplus		13,403,690
30 Undivided profits		11,019,420
31 Noncontrolling interests in consolidated subsidiaries		108,123

Memoranda:
32 Noncurrent loans and leases	2,081,178
33 Noncurrent loans that are wholly or partially	1,405,876
guaranteed by the U.S. government
34 Income earned, not collected on loans	855,108
35 Earning assets	180,293,410
36 Long-term assets (5+ years)	63,784,136
37 Average Assets, year-to-date	201,868,052
38 Average Assets, quarterly	202,509,147
39 Total risk weighted assets	172,436,763
40 Adjusted average assets for leverage capital	195,469,576
purposes
41 Life insurance assets	1,389,011
42 General account life insurance assets	1,054,072
43 Separate account life insurance assets	153,906
44 Hybrid life insurance assets	181,033
45 Volatile liabilities	6,341,858
46 Insider loans	470,645
47 FHLB advances	3,772
48 Loans and leases held for sale	2,243,778
49 Unused loan commitments	91,759,864
50 Tier 1 (core) risk-based capital	19,496,149
51 Tier 2 risk-based capital	2,635,705
52 Total unused commitments	91,759,864
53 Derivatives	252,906,744

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

Item 1117 of Regulation AB, Legal Proceedings.

The registrant knows of no material pending legal proceeding involving the trust or any party related to the trust, other than routine litigation incidental to the duties of those respective parties, and the following, with respect to Wells Fargo Bank, National Association, as custodian and trustee, and KeyBank National Association, as primary servicer:

On June 18, 2014, a group of institutional investors filed a civil complaint in the Supreme Court of the State of New York, New York County, against Wells Fargo Bank, N.A. (“Wells Fargo Bank”) in its capacity as trustee under 276 residential mortgage backed securities (“RMBS”) trusts, which was later amended on July 18, 2014, to increase the number of trusts to 284 RMBS trusts. On November 24, 2014, the plaintiffs filed a motion to voluntarily dismiss the state court action without prejudice. That same day, a group of institutional investors filed a putative class action complaint in the United States District Court for the Southern District of New York (the “District Court”) against Wells Fargo Bank, alleging claims against the bank in its capacity as trustee for 274 RMBS trusts (the “Federal Court Complaint”). In December 2014, the plaintiffs’ motion to voluntarily dismiss their original state court action was granted. As with the prior state court action, the Federal Court Complaint is one of six similar complaints filed contemporaneously against RMBS trustees (Deutsche Bank, Citibank, HSBC, Bank of New York Mellon and US Bank) by a group of institutional investor plaintiffs. The Federal Court Complaint against Wells Fargo Bank alleges that the trustee caused losses to investors and asserts causes of action based upon, among other things, the trustee's alleged failure to: (i) notify and enforce repurchase obligations of mortgage loan sellers for purported breaches of representations and warranties, (ii) notify investors of alleged events of default, and (iii) abide by appropriate standards of care following alleged events of default. Relief sought includes money damages in an unspecified amount, reimbursement of expenses, and equitable relief. Other cases alleging similar causes of action have been filed against Wells Fargo Bank and other trustees in the District Court by RMBS investors in these and other transactions, and these cases against Wells Fargo Bank are proceeding before the same District Court judge. A similar complaint was also filed May 27, 2016 in New York state court by a different plaintiff investor. On January 19, 2016, an order was entered in connection with the Federal Court Complaint in which the District Court declined to exercise jurisdiction over 261 trusts at issue in the Federal Court Complaint; the District Court also allowed plaintiffs to file amended complaints as to the remaining, non-dismissed trusts, if they so chose, and three amended complaints have been filed. On December 17, 2016, the investor plaintiffs in the 261 trusts dismissed from the Federal Court Complaint filed a new complaint in New York state court (the “State Court Complaint”). In September 2017, Royal Park Investments SA/NV (“Royal Park”), one of the plaintiffs in the District Court cases against Wells Fargo Bank, filed a putative class action complaint relating to two trusts seeking declaratory and injunctive relief and money damages based on Wells Fargo Bank’s indemnification from trust funds for legal fees and expenses Wells Fargo Bank incurs or has incurred in defending the District Court case filed by Royal Park. With respect to the foregoing litigations, Wells Fargo Bank believes plaintiffs' claims are without merit and intends to contest the claims vigorously, but there can be no assurances as to the outcome of the litigations or the possible impact of the litigations on Wells Fargo Bank or the RMBS trusts.

On February 23, 2016, a certificateholder of the J.P. Morgan Chase Commercial Mortgage Securities Trust, Series 2007-CIBC18 (the “Trust”) filed suit in the Supreme Court of New York, County of New York, against KeyBank National Association and Berkadia Commercial Mortgage LLC (collectively, the “Servicers”).  The suit was filed derivatively on behalf of the Trust.  The action was brought in connection with the Servicers’ determination of the fair value of a loan, secured by the Bryant Park Hotel in New York City, held by the Trust and sold to an assignee of the Trust’s directing certificateholder, pursuant to an exercise of the fair value option set forth in the Pooling and Servicing Agreement governing the Trust.  There can be no assurances as to the outcome of the action or the possible impact of the litigation on the Servicers.  Both Servicers deny liability, believe that they performed their obligations in accordance with the terms of the Pooling and Servicing Agreement, and have contested the claims asserted against them, filing a motion to dismiss the case.  On November 28, 2016, the Servicers’ motion to dismiss was granted.  The plaintiff certificateholder has filed a notice of appeal, and the appeal is pending.

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

Date: March 22, 2018

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