Form 10-K
period 2018-12-31
J.P. Morgan Chase Commercial Mortgage Securities Trust 2011-C5
filed 2019-03-22
CIK 1529658

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-K

(Mark One)

☒  ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2018

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

(212) 834-5467

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

Not applicable.

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, a smaller reporting company, or an emerging growth company. See the definitions of “large accelerated filer,” “accelerated filer,” “smaller reporting company,” and “emerging growth company” in Rule 12b-2 of the Exchange Act.

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

Item 14.  Principal Accounting Fees and Services.

Omitted.

ADDITIONAL DISCLOSURE ITEMS FOR REGULATION AB

Item 1112(b) of Regulation AB, Significant Obligor Financial Information.

The InterContinental Hotel Chicago Mortgage Loan (Loan # 1 on Annex A-1 of the prospectus supplement of the registrant relating to the issuing entity filed on September 26, 2011 pursuant to Rule 424(b)(5)) constitutes a significant obligor within the meaning of Item 1101(k)(2) of Regulation AB as disclosed in the prospectus supplement. In accordance with Item 1112(b) of Regulation AB, the most recent unaudited net operating income of the significant obligor was $18,799,427 for the twelve- month period ended December 31, 2018.

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

303 Peachtree Street, Northeast
Atlanta, GA 30308
FDIC Certificate #: 867 Bank Charter Class: SM

Definition	Dollar figures in thousands	SunTrust Bank
		Atlanta, GA
		December 31, 2018
Income and Expense		(Year-to-date)
1 Number of institutions reporting		1
2 Total interest income		7,151,563
3 Total interest expense		1,021,835
4 Net interest income		6,129,728
5 Provision for loan and lease losses		217,746
6 Total noninterest income		2,742,317
7 Fiduciary activities		307,231
8 Service charges on deposit accounts		615,854
9 Trading account gains & fees		156,855
10 Additional noninterest income		1,662,377
11 Total noninterest expense		5,254,684
12 Salaries and employee benefits		2,834,754
13 Premises and equipment expense		531,510
14 Additional noninterest expense		1,888,420
15 Pre-tax net operating income		3,399,615
16 Securities gains (losses)		778
17 Applicable income taxes		581,162
18 Income before extraordinary items		2,819,231
19 Discontinued operations (Extraordinary gains - net)		0
20 Net income attributable to bank		2,810,166
21 Net income attributable to noncontrolling interests		9,065
22 Net income attributable to bank and noncontrolling interests		2,819,231
23 Net charge-offs		337,769
24 Cash dividends		2,300,000
25 Sale, conversion, retirement of capital stock, net		0
26 Net operating income		2,818,585

Definition	Dollar figures in thousands	SunTrust Bank
		Atlanta, GA
		December 31, 2018
Assets and Liabilities
1 Total employees (full-time equivalent)		21,405
2 Total assets		209,720,480
3 Cash and due from depository institutions		5,759,223
4 Interest-bearing balances		3,249,469
5 Securities		31,414,275
6 Federal funds sold & reverse repurchase agreements		144,546
7 Net loans & leases		151,773,966
8 Loan loss allowance		1,614,516
9 Trading account assets		3,426,523
10 Bank premises and fixed assets		1,464,664
11 Other real estate owned		71,522
12 Goodwill and other intangibles		7,954,644
13 All other assets		7,711,117
14 Total liabilities and capital		209,720,480
15 Total liabilities		185,103,651
16 Total deposits		164,741,704
17 Interest-bearing deposits		126,266,969
18 Deposits held in domestic offices		164,741,704
19 % insured		57.74%
20 Federal funds purchased & repurchase agreements		848,710
21 Trading liabilities		464,286
22 Other borrowed funds		15,506,772
23 Subordinated debt		863,602
24 All other liabilities		2,678,577
25 Total equity capital		24,616,829
26 Total bank equity capital		24,508,968
27 Perpetual preferred stock		0
28 Common stock		21,600
29 Surplus		13,403,690
30 Undivided profits		11,083,678
31 Noncontrolling interests in consolidated subsidiaries		107,861

Memoranda:
32 Noncurrent loans and leases	2,178,767
33 Noncurrent loans that are wholly or partially guaranteed by the U.S. government	1,634,657
34 Income earned, not collected on loans	1,087,096
35 Earning assets	189,396,933
36 Long-term assets (5+ years)	68,329,849
37 Average Assets, year-to-date	203,783,907
38 Average Assets, quarterly	207,623,765
39 Total risk weighted assets	182,980,935
40 Adjusted average assets for leverage capital purposes	202,547,540
41 Life insurance assets	1,604,286
42 General account life insurance assets	1,280,533
43 Separate account life insurance assets	136,816
44 Hybrid life insurance assets	186,937
45 Volatile liabilities	12,422,797
46 Insider loans	1,006,356
47 FHLB advances	5,003,350
48 Loans and leases held for sale	1,438,529
49 Unused loan commitments	98,102,976
50 Tier 1 (core) risk-based capital	20,160,135
51 Tier 2 risk-based capital	2,404,081
52 Total unused commitments	98,102,976
53 Derivatives	237,389,130

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

Item 1117 of Regulation AB, Legal Proceedings.

The registrant knows of no material pending legal proceeding involving the trust or any party related to the trust, other than routine litigation incidental to the duties of those respective parties, and the following, with respect to Wells Fargo Bank, National Association, as custodian and trustee:

Since June 18, 2014, a group of institutional investors have filed civil complaints in the Supreme Court of the State of New York, New York County, and later the U.S. District Court for the Southern District of New York against Wells Fargo Bank, N.A., (“Wells Fargo Bank”) in its capacity as trustee for certain residential mortgage backed securities (“RMBS”) trusts.  The complaints against Wells Fargo Bank alleged that the trustee caused losses to investors and asserted causes of action based upon, among other things, the trustee's alleged failure to: (i) notify and enforce repurchase obligations of mortgage loan sellers for purported breaches of representations and warranties, (ii) notify investors of alleged events of default, and (iii) abide by appropriate standards of care following alleged events of default. Relief sought included money damages in an unspecified amount, reimbursement of expenses, and equitable relief. Wells Fargo Bank has reached an agreement, in which it denies any wrongdoing, to resolve these claims on a classwide basis for the 271 RMBS trusts currently at issue.  The settlement agreement is subject to court approval.  Separate lawsuits against Wells Fargo Bank making similar allegations filed by certain other institutional investors concerning 57 RMBS trusts in New York federal and state court are not covered by the agreement.  With respect to the foregoing litigations, Wells Fargo Bank believes plaintiffs' claims are without merit and intends to contest the claims vigorously, but there can be no assurances as to the outcome of the litigations or the possible impact of the litigations on Wells Fargo Bank or the RMBS trusts.

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

The report on assessment of compliance with applicable servicing criteria furnished pursuant to Item 1122 of Regulation AB by Midland Loan Services, a Division of PNC Bank National Association discloses that a material instance of noncompliance occurred, as described below:

Material Instance of Noncompliance

In certain instances, the Schedule AL Files (Item 1125 of Regulation AB) were not reported in accordance with the terms specified in the transaction agreements, in conflict with Item 1122(d)(3)(i): “Reports to investors, including those to be filed with the Commission, are maintained in accordance with the transaction agreements and applicable Commission requirements. Specifically, such reports: (A) Are prepared in accordance with timeframes and other terms set forth in the transaction agreements”.  The noncompliance consisted of omitted or inaccurately reported numbers due to the following: (1) the initial setup files contained information at the asset level, and Midland was required to manually compile the information to present it at the loan level as required by Schedule AL; and (2) certain reporting requirements required manual processing by Midland, including the use of various data computation formulas, quality control checks and analysis.

The identified instances did not involve the servicing of assets included in this securitization.

Steps Taken to Remedy the Material Instance of Noncompliance

Midland is currently remediating the Schedule AL reporting for the CMBS transactions found to be incorrect, and will be making improvements to its systems, processes and procedures to support its Schedule AL reporting obligations.

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

(b)   The exhibits required to be filed by the Registrant pursuant to Item 601 of Regulation S-K are listed above.

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

Date: March 22, 2019