Form 10-K
period 2019-12-31
J.P. Morgan Chase Commercial Mortgage Securities Trust 2011-C5
filed 2020-03-23
CIK 1529658

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-K

(Mark One)

☒  ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2019

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

21045

(Zip Code)

Registrant’s telephone number, including area code:

(212) 834-5467

Securities registered pursuant to Section 12(b) of the Act:

Title of each class	Trading Symbol(s)	Name of each exchange on which registered
None

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

Item 14.  Principal Accounting Fees and Services.

Omitted.

ADDITIONAL DISCLOSURE ITEMS FOR REGULATION AB

Item 1112(b) of Regulation AB, Significant Obligor Financial Information.

The InterContinental Hotel Chicago Mortgage Loan (Loan # 1 on Annex A-1 of the prospectus supplement of the registrant relating to the issuing entity filed on September 26, 2011 pursuant to Rule 424(b)(5)) constitutes a significant obligor within the meaning of Item 1101(k)(2) of Regulation AB as disclosed in the prospectus supplement. In accordance with Item 1112(b) of Regulation AB, the most recent unaudited net operating income of the significant obligor was $15,359,335.00 for the twelve- month period ended December 31, 2019.

Truist Bank, formerly known as SunTrust Bank, the lessee at the mortgaged properties that secure the SunTrust Bank Portfolio I Mortgage Loan and the SunTrust Bank Portfolio II Mortgage Loan (Loan # 2 and Loan #13, respectively) on Annex A-1 of the prospectus supplement of the registrant relating to the issuing entity filed on September 26, 2011 pursuant to Rule 424(b)(5)) constitutes a significant obligor within the meaning of Item 1101(k)(2) of Regulation AB as disclosed in the prospectus supplement. Year-end financial information required under Item 1112(b) of Regulation AB, can be found in the tables below.

Truist Bank
214 N Tryon St
Charlotte, NC 28202
FDIC Certificate #: 9846 Bank Charter Class: NM

Definition	Dollar figures in thousands	Truist Bank
	Charlotte, NC
	December 31, 2019
Income and Expense
1	Number of institutions reporting	1
2	Total interest income	8,574,000
3	Total interest expense	1,665,000
4	Net interest income	6,909,000
5	Provision for loan and lease losses	327,000
6	Total noninterest income	4,787,000
7	Fiduciary activities	194,000
8	Service charges on deposit accounts	763,000
9	Trading account gains & fees	85,000
10	Additional noninterest income	3,745,000
11	Total noninterest expense	7,070,000
12	Salaries and employee benefits	4,294,000
13	Premises and equipment expense	761,000
14	Additional noninterest expense	2,015,000
15	Pre-tax net operating income	4,299,000
16	Securities gains (losses)	-94,000
17	Applicable income taxes	805,000
18	Income before extraordinary items	3,400,000
19	Discontinued operations (Extraordinary gains - net)*	0
20	Net income attributable to bank	3,387,000
21	Net income attributable to noncontrolling interests	13,000
22	Net income attributable to bank and noncontrolling interests	3,400,000
23	Net charge-offs	336,000
24	Cash dividends	1,650,000
25	Sale, conversion, retirement of capital stock, net	138,000
26	Net operating income	3,746,140

Memo:

Interest income and expense in foreign offices

Gross fiduciary and related services income

* Note: Accounting change as of September 2016, Extraordinary Gains,

Net now only includes Discontinued Operations Expense.

Definition	Dollar figures in thousands	Truist Bank
	Charlotte, NC
	December 31, 2019
Assets and Liabilities
1	Total employees (full-time equivalent)	53,430
2	Total assets	461,256,000
3	Cash and due from depository institutions	18,882,000
4	Interest-bearing balances	14,831,000
5	Securities	75,124,000
6	Federal funds sold & reverse repurchase agreements	143,000
7	Net loans & leases	302,366,000
8	Loan loss allowance	1,277,000
9	Trading account assets	5,302,000
10	Bank premises and fixed assets	5,092,000
11	Other real estate owned	94,000
12	Goodwill and other intangibles	29,539,000
13	All other assets	24,714,000
14	Total liabilities and capital	461,256,000
15	Total liabilities	397,050,000
16	Total deposits	347,458,000
17	Interest-bearing deposits	254,468,000
18	Deposits held in domestic offices	347,458,000
19	% insured	55.57%
20	Federal funds purchased & repurchase agreements	527,000
21	Trading liabilities	498,000
22	Other borrowed funds	34,044,000
23	Subordinated debt	3,872,000
24	All other liabilities	10,651,000
25	Total equity capital	64,206,000
26	Total bank equity capital	64,032,000
27	Perpetual preferred stock	0
28	Common stock	24,000
29	Surplus	54,256,000
30	Undivided profits	9,752,000
31	Noncontrolling interests in consolidated subsidiaries	174,000

Memoranda:
32	Noncurrent loans and leases	2,478,000
33	Noncurrent loans that are wholly or partially guaranteed by the U.S. government	1,659,000
34	Income earned, not collected on loans	1,046,000
35	Earning assets	395,763,000
36	Long-term assets (5+ years)	158,313,000
37	Average Assets, year-to-date	270,618,400
38	Average Assets, quarterly	345,571,000
39	Total risk weighted assets	366,688,610
40	Adjusted average assets for leverage capital purposes	268,020,000
41	Life insurance assets	6,337,000
42	General account life insurance assets	4,231,000
43	Separate account life insurance assets	1,539,000
44	Hybrid life insurance assets	567,000
45	Volatile liabilities	28,785,000
46	Insider loans	172,000
47	FHLB advances	17,621,000
48	Loans and leases held for sale	8,323,000
49	Unused loan commitments	178,582,000
50	Tier 1 (core) risk-based capital	38,739,000
51	Tier 2 risk-based capital	5,245,000
52	Total unused commitments	178,582,000
53	Derivatives	295,229,000

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

Item 1117 of Regulation AB, Legal Proceedings.

The registrant knows of no material pending legal proceeding involving the trust or any party related to the trust, other than routine litigation incidental to the duties of those respective parties, and the following, with respect to Wells Fargo Bank, National Association, as trustee and as custodian.

Beginning on June 18, 2014, a group of institutional investors filed civil complaints in the Supreme Court of the State of New York, New York County, and later the U.S. District Court for the Southern District of New York, against Wells Fargo Bank, N.A., (“Wells Fargo Bank”) in its capacity as trustee for certain residential mortgage backed securities (“RMBS”) trusts.  The complaints against Wells Fargo Bank alleged that the trustee caused losses to investors and asserted causes of action based upon, among other things, the trustee's alleged failure to: (i) notify and enforce repurchase obligations of mortgage loan sellers for purported breaches of representations and warranties, (ii) notify investors of alleged events of default, and (iii) abide by appropriate standards of care following alleged events of default. Relief sought included money damages in an unspecified amount, reimbursement of expenses, and equitable relief. In November 2018, Wells Fargo Bank reached an agreement, in which it denied any wrongdoing, to resolve such claims on a classwide basis for the 271 RMBS trusts at issue.  On May 6, 2019, the court entered an order approving the settlement agreement.  Separate lawsuits against Wells Fargo Bank making similar allegations filed by certain other institutional investors concerning several RMBS trusts in New York federal and state court are not covered by the agreement.  With respect to such litigations, Wells Fargo Bank believes plaintiffs' claims are without merit and intends to contest the claims vigorously, but there can be no assurances as to the outcome of the litigations or the possible impact of the litigations on Wells Fargo Bank or the RMBS trusts.

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

The report on assessment of compliance with applicable servicing criteria furnished pursuant to Item 1122 of Regulation AB by Midland Loan Services, a Division of PNC Bank National Association (“Midland”) discloses that a material instance of noncompliance occurred, as described below:

Material Instance of Noncompliance

In certain instances, the Schedule AL Files (Item 1125 of Regulation AB) were not reported in accordance with the terms specified in the transaction agreements, in conflict with Item 1122(d)(3)(i): “Reports to investors, including those to be filed with the Commission, are maintained in accordance with the transaction agreements and applicable Commission requirements. Specifically, such reports: (A) Are prepared in accordance with timeframes and other terms set forth in the transaction agreements”.  The noncompliance consisted of omitted or inaccurately reported fields as described in (1) and (2) below.  (1) In connection with other enhancements Midland made to its manual Schedule AL process, starting in April 2019, Midland developed and implemented new Schedule AL reporting templates for each applicable CMBS transaction that closed prior to April 2019 and for each applicable CMBS transaction going forward.  Related to this, Midland made certain template setup errors, along with related and other manual inputting of information errors, and the errors were not identified prior to submission of the applicable Schedule AL Files in certain cases due to breakdowns in quality control.  (2) In one applicable transaction, the related Schedule AL File for a given month was not saved properly resulting in the prior month's Schedule AL File being submitted for the given month instead of the correct Schedule AL File.

The identified instances did not involve the servicing of assets included in this securitization.

Steps Taken to Remedy the Material Instance of Noncompliance

Midland’s Schedule AL reporting process was enhanced in April of 2019, however, the process remained manual throughout the 2019 calendar year.  Errors relating to certain Schedule AL Files during 2019 were identified during the related audit.  Following identification, Midland made staffing changes and additional enhancements and improvements to its processes and procedures to support its Schedule AL reporting obligations and expects to move to an automated solution for this process.

Midland is currently remediating the Schedule AL reporting for certain of the CMBS transactions found to be incorrect.

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

33.2         Torchlight Loan Services, LLC, as Special Servicer

33.3         Wells Fargo Bank, National Association, as Trustee and Paying Agent

33.4         Wells Fargo Bank, National Association, as Custodian

33.5         Pentalpha Surveillance LLC, as Senior Trust Advisor

33.6         KeyBank National Association (f/k/a KeyCorp Real Estate Capital Markets, Inc.), as Primary Servicer

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

34.2         Torchlight Loan Services, LLC, as Special Servicer

34.3         Wells Fargo Bank, National Association, as Trustee and Paying Agent

34.4         Wells Fargo Bank, National Association, as Custodian

34.5         Pentalpha Surveillance LLC, as Senior Trust Advisor

34.6         KeyBank National Association (f/k/a KeyCorp Real Estate Capital Markets, Inc.), as Primary Servicer

35            Servicer compliance statements.

35.1         Midland Loan Services, a Division of PNC Bank, National Association, as Master Servicer

35.2         Torchlight Loan Services, LLC, as Special Servicer

35.3         Wells Fargo Bank, National Association, as Paying Agent

35.4         KeyBank National Association (f/k/a KeyCorp Real Estate Capital Markets, Inc.), as Primary Servicer

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

Date: March 23, 2020