Form 10-K
period 2020-12-31
J.P. Morgan Chase Commercial Mortgage Securities Trust 2011-C5
filed 2021-03-19
CIK 1529658

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-K

(Mark One)

☒  ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2020

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

If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act.  ☐

Indicate by check mark whether the registrant has filed a report on and attestation to its management’s assessment of the effectiveness of its internal control over financial reporting under Section 404(b) of the Sarbanes-Oxley Act (15 U.S.C. 7262(b)) by the registered public accounting firm that prepared or issued its audit report. ☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act).  ☐ Yes ⌧ No

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

Item 14.  Principal Accounting Fees and Services.

Omitted.

ADDITIONAL DISCLOSURE ITEMS FOR REGULATION AB

Item 1112(b) of Regulation AB, Significant Obligor Financial Information.

The InterContinental Hotel Chicago Mortgage Loan (Loan # 1 on Annex A-1 of the prospectus supplement of the registrant relating to the issuing entity filed on September 26, 2011 pursuant to Rule 424(b)(5)) constitutes a significant obligor within the meaning of Item 1101(k)(2) of Regulation AB as disclosed in the prospectus supplement. In accordance with Item 1112(b) of Regulation AB, the most recent unaudited net operating income of the significant obligor was ($11,550,398.16) for the twelve-month period ended December 31, 2020.

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

Definition	Dollar figures in thousands	Truist Bank
	Charlotte, NC
	Dec. 31, 2020
Income and Expense
1	Number of institutions reporting	1
2	Total interest income	14,658,000
3	Total interest expense	1,359,000
4	Net interest income	13,299,000
5	Provision for credit losses*	2,056,000
6	Total noninterest income	6,906,000
7	Fiduciary activities	472,000
8	Service charges on deposit accounts	1,021,000
9	Trading account gains & fees	114,000
10	Additional noninterest income	5,299,000
11	Total noninterest expense	13,547,000
12	Salaries and employee benefits	7,148,000
13	Premises and equipment expense	1,343,000
14	Additional noninterest expense	5,056,000
15	Pre-tax net operating income	4,602,000
16	Securities gains (losses)	442,000
17	Applicable income taxes	906,000
18	Income before extraordinary items	4,138,000
19	Discontinued operations (Extraordinary gains - net)**	0
20	Net income attributable to bank and noncontrolling interests	4,138,000
21	Net income attributable to noncontrolling interests	10,000
22	Net income attributable to bank	4,128,000
23	Net charge-offs	894,000
24	Cash dividends	2,800,000
25	Sale, conversion, retirement of capital stock, net	308,000
26	Net operating income	3,775,560

* Note: For institutions that have adopted CECL methodology (ASU 2016-13), this item represents provisions for all credit losses on a consolidated basis. For institutions that have not adopted CECL methodology (ASU 2016-13), this item represents the provision for loan and lease losses.

** Note: Accounting change as of September 2016, Extraordinary Gains, Net now only includes Discontinued Operations Expense.

Definition	Dollar figures in thousands	Truist Bank
	Charlotte, NC
	Dec. 31, 2020

Assets and Liabilities
1	Total employees (full-time equivalent)	50,236
2	Total assets	498,944,000
3	Cash and due from depository institutions	18,472,000
4	Interest-bearing balances	13,506,000
5	Securities*	121,595,000
6	Federal funds sold & reverse repurchase agreements	93,000
7	Net loans & leases	296,129,000
8	Allowance for loan and lease losses**	4,940,000
9	Trading account assets	5,546,000
10	Bank premises and fixed assets	4,848,000
11	Other real estate owned	67,000
12	Goodwill and other intangibles	28,952,000
13	All other assets	23,242,000
14	Total liabilities and capital	498,944,000
15	Total liabilities	433,307,000
16	Total deposits	395,781,000
17	Interest-bearing deposits	267,081,000
18	Deposits held in domestic offices	395,781,000
19	% insured	53.93%
20	Federal funds purchased & repurchase agreements	210,000
21	Trading liabilities	609,000
22	Other borrowed funds	20,864,000
23	Subordinated debt	5,142,000
24	All other liabilities	10,701,000
25	Total equity capital	65,637,000
26	Total bank equity capital	65,531,000
27	Perpetual preferred stock	0
28	Common stock	24,000
29	Surplus	54,540,000
30	Undivided profits	10,967,000
31	Noncontrolling interests in consolidated subsidiaries	106,000

Memoranda:
32	Noncurrent loans and leases	3,283,000
33	Noncurrent loans that are wholly or partially guaranteed by the U.S. government	1,928,000
34	Income earned, not collected on loans	1,106,000
35	Earning assets	433,241,000
36	Long-term assets (5+ years)	199,748,000
37	Average Assets, year-to-date	487,458,800
38	Average Assets, quarterly	493,480,000
39	Total risk weighted assets	368,303,620
40	Adjusted average assets for leverage capital purposes	467,114,000
41	Life insurance assets	6,431,000
42	General account life insurance assets	4,317,000
43	Separate account life insurance assets	1,542,000
44	Hybrid life insurance assets	572,000
45	Volatile liabilities	7,357,000
46	Insider loans	38,000
47	FHLB advances	3,527,000
48	Loans and leases held for sale	6,013,000
49	Unused loan commitments	187,010,000
50	Tier 1 (core) risk-based capital	40,642,000
51	Tier 2 risk-based capital	7,240,000
52	Total unused commitments	187,010,000
53	Derivatives	318,210,000

*Note: For institutions that have adopted CECL Methodology (ASU 2016-13), securities are reported net of allowances for credit losses.

** Note: For institutions that have adopted CECL methodology (ASU 2016-13), this item represents the allowance for credit losses on loans and leases held for investment and allocated transfer risk.

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

Item 1117 of Regulation AB, Legal Proceedings.

The registrant knows of no material pending legal proceeding involving the trust or any party related to the trust, other than routine litigation incidental to the duties of those respective parties, and the following, with respect to Wells Fargo Bank, National Association, as trustee, as paying agent and as custodian.

Beginning on June 18, 2014, a group of institutional investors filed civil complaints in the Supreme Court of the State of New York, New York County, and later the U.S. District Court for the Southern District of New York, against Wells Fargo Bank, N.A., (“Wells Fargo Bank”) in its capacity as trustee for certain residential mortgage backed securities (“RMBS”) trusts.  The complaints against Wells Fargo Bank alleged that the trustee caused losses to investors and asserted causes of action based upon, among other things, the trustee's alleged failure to: (i) notify and enforce repurchase obligations of mortgage loan sellers for purported breaches of representations and warranties, (ii) notify investors of alleged events of default, and (iii) abide by appropriate standards of care following alleged events of default. Relief sought included money damages in an unspecified amount, reimbursement of expenses, and equitable relief. In November 2018, Wells Fargo Bank reached an agreement, in which it denied any wrongdoing, to resolve such claims on a classwide basis for the 271 RMBS trusts at issue.  On May 6, 2019, the court entered an order approving the settlement agreement.  Separate lawsuits against Wells Fargo Bank making similar allegations filed by certain other institutional investors concerning several RMBS trusts in New York federal and state court are not covered by the settlement agreement.  In addition to the foregoing cases, in August 2014 and August 2015 Nomura Credit & Capital Inc. (“Nomura”) and Natixis Real Estate Holdings, LLC (“Natixis”) filed a total of seven third-party complaints against Wells Fargo Bank in New York state court. In the underlying first-party actions, Nomura and Natixis have been sued for alleged breaches of representations and warranties made in connection with residential mortgage-backed securities sponsored by them. In the third-party actions, Nomura and Natixis allege that Wells Fargo Bank, as master servicer, primary servicer or securities administrator, failed to notify Nomura and Natixis of their own breaches, failed to properly oversee the primary servicers, and failed to adhere to accepted servicing practices. Natixis additionally alleges that Wells Fargo Bank failed to perform default oversight duties. Wells Fargo Bank has asserted counterclaims alleging that Nomura and Natixis failed to provide Wells Fargo Bank notice of their representation and warranty breaches. With respect to each of the foregoing litigations, Wells Fargo Bank believes plaintiffs' claims are without merit and intends to contest the claims vigorously, but there can be no assurances as to the outcome of the litigations or the possible impact of the litigations on Wells Fargo Bank or the related RMBS trusts.

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

Date: March 19, 2021